Form 10-Q
period 2019-06-30
POWER INTEGRATIONS INC
filed 2019-07-25
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)
☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or
☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______  to  ______
Commission File Number 000-23441
 ____________________________________________________________________________
POWER INTEGRATIONS INC
(Exact name of registrant as specified in its charter)
 ____________________________________________________________________________

Delaware	94-3065014
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5245 Hellyer Avenue
San Jose	,	California	95138
(Address of Principal Executive Offices)			(Zip Code)
(408) 414-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	POWI	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 18, 2019
Common Stock, $0.001 par value	29,330,982

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,491	$134,137
Short-term marketable securities	130,275	94,451
Accounts receivable, net of allowances for doubtful accounts of $763 and $706 in 2019 and 2018, respectively	25,468	11,072
Inventories	89,197	80,857
Prepaid expenses and other current assets	15,571	11,915
Total current assets	360,002	332,432
PROPERTY AND EQUIPMENT, net	112,939	114,117
INTANGIBLE ASSETS, net	18,920	21,152
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	5,184	6,906
OTHER ASSETS	31,495	22,241
Total assets	$620,389	$588,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,985	$31,552
Accrued payroll and related expenses	12,825	12,131
Taxes payable	579	933
Other accrued liabilities	5,945	3,750
Total current liabilities	55,334	48,366
LONG-TERM INCOME TAXES PAYABLE	9,006	8,652
DEFERRED TAX LIABILITIES	153	216
OTHER LIABILITIES	12,031	4,391
Total liabilities	76,524	61,625
COMMITMENTS AND CONTINGENCIES (Notes 11, 12, 13 and 14)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	134,443	126,164
Accumulated other comprehensive loss	(1,336)	(1,689)
Retained earnings	410,730	402,569
Total stockholders’ equity	543,865	527,072
Total liabilities and stockholders’ equity	$620,389	$588,697
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
NET REVENUES	$102,865	$109,482	$192,053	$212,563
COST OF REVENUES	51,293	53,248	95,007	102,785
GROSS PROFIT	51,572	56,234	97,046	109,778

OPERATING EXPENSES:
Research and development	19,269	17,898	37,215	35,379
Sales and marketing	13,209	13,497	26,226	26,585
General and administrative	9,334	9,220	17,724	18,234
Total operating expenses	41,812	40,615	81,165	80,198
INCOME FROM OPERATIONS	9,760	15,619	15,881	29,580
OTHER INCOME	1,310	885	2,462	1,721
INCOME BEFORE INCOME TAXES	11,070	16,504	18,343	31,301
PROVISION FOR INCOME TAXES	225	1,123	265	1,720
NET INCOME	$10,845	$15,381	$18,078	$29,581

EARNINGS PER SHARE:
Basic	$0.37	$0.52	$0.62	$1.00
Diluted	$0.37	$0.51	$0.61	$0.97

SHARES USED IN PER SHARE CALCULATION:
Basic	29,297	29,505	29,125	29,651
Diluted	29,702	30,183	29,597	30,387
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
NET INCOME	$10,845	$15,381	$18,078	$29,581
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2019 and 2018	(250)	37	(272)	—
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and six months ended June 30, 2019 and 2018	257	226	591	(12)
Amortization of defined benefit pension items, net of tax of $5 and $9 in the three and six months ended June 30, 2019, respectively, and $9 and $18 in the three and six months ended June 30, 2018, respectively	18	31	34	63
Total other comprehensive income	25	294	353	51
TOTAL COMPREHENSIVE INCOME	$10,870	$15,675	$18,431	$29,632
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Common stock
Beginning balance	$28	$29	$28	$29
Common stock issued under employee stock plans	—	—	—	—
Repurchase of common stock	—	(1)	—	(1)
Ending balance	28	28	28	28

Additional paid-in capital
Beginning balance	127,769	175,352	126,164	198,384
Common stock issued under employee stock plans	1,178	978	5,678	5,635
Repurchase of common stock	—	(30,075)	(7,302)	(63,389)
Stock-based compensation	5,496	6,125	9,903	11,750
Ending balance	134,443	152,380	134,443	152,380

Accumulated other comprehensive loss
Beginning balance	(1,361)	(2,382)	(1,689)	(2,139)
Other comprehensive income	25	294	353	51
Ending balance	(1,336)	(2,088)	(1,336)	(2,088)

Retained earnings
Beginning balance	404,865	360,833	402,569	351,408
Net income	10,845	15,381	18,078	29,581
Payment of dividends to stockholders	(4,980)	(4,705)	(9,917)	(9,480)
Ending balance	410,730	371,509	410,730	371,509

Total stockholders’ equity	$543,865	$521,829	$543,865	$521,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,078	$29,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,431	9,691
Amortization of intangibles	2,483	2,668
Loss on disposal of property and equipment	152	60
Stock-based compensation expense	9,903	11,740
Amortization of premium (accretion of discount) on marketable securities	(230)	376
Deferred income taxes	1,659	(900)
Increase in accounts receivable allowances	57	17
Change in operating assets and liabilities:
Accounts receivable	(14,453)	9,938
Inventories	(8,340)	(11,737)
Prepaid expenses and other assets	(3,614)	(1,388)
Accounts payable	4,153	(7,276)
Taxes payable and accrued liabilities	1,217	(344)
Net cash provided by operating activities	20,496	42,426
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,348)	(10,513)
Acquisition of technology licenses	(251)	(500)
Purchases of marketable securities	(54,424)	—
Proceeds from sales and maturities of marketable securities	19,422	90,353
Net cash provided by (used in) investing activities	(43,601)	79,340
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,678	5,635
Repurchase of common stock	(7,302)	(63,389)
Payments of dividends to stockholders	(9,917)	(9,480)
Proceeds from draw on line of credit	—	8,000
Payments on line of credit	—	(8,000)
Net cash used in financing activities	(11,541)	(67,234)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,646)	54,532
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,137	93,655
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,491	$148,187
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,098	$4,996
Unpaid technology licenses	$100	$500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$890	$4,178

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

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:
Significant Accounting Policies and Estimates
Except for the adoption of the new accounting standards for leases mentioned below, no material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in its Annual Report on Form 10-K, filed on February 13, 2019, for the year ended December 31, 2018.
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
The Company adopted the new standards in the first quarter of 2019, effective January 1, 2019, using the optional transition method, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the practical expedients under the transition guidance, which includes the use of hindsight in determining the lease term and the practical expedient package to not reassess whether any expired or existing contracts are or contain leases, to not reassess the classification of any expired or existing leases, and to not reassess initial direct costs for any existing leases. In addition, the Company elected the practical expedient to recognize lease and non-lease components as a single lease component. The Company has elected not to record on the balance sheet leases with an initial term of twelve months or less. Upon adoption, the Company recognized both right-of-use assets and corresponding lease liabilities of approximately $7.3 million and $7.2 million, respectively, on the condensed consolidated balance sheet. The difference between the right-of-use assets and lease liabilities was due to prepaid rent. There was no impact on the condensed consolidated statement of income or the condensed consolidated statement of cash flows.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable trade	$63,231	$54,055
Allowances for ship and debit	(34,546)	(40,118)
Allowances for stock rotation and rebate	(2,454)	(2,159)
Allowances for doubtful accounts	(763)	(706)
Total	$25,468	$11,072

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

(In thousands)	June 30, 2019	December 31, 2018
Raw materials	$35,184	$41,138
Work-in-process	26,548	15,612
Finished goods	27,465	24,107
Total	$89,197	$80,857

Prepaid Expenses and Other Current Assets

(In thousands)	June 30, 2019	December 31, 2018
Prepaid legal fees	$160	$181
Prepaid income tax	5,369	3,081
Prepaid maintenance agreements	1,569	2,047
Interest receivable	808	595
Advance to suppliers	3,938	2,157
Other	3,727	3,854
Total	$15,571	$11,915

Intangible Assets

	June 30, 2019			December 31, 2018
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(24,052)	9,218	33,270	(22,464)	10,806
Customer relationships	20,030	(17,342)	2,688	20,030	(16,520)	3,510
Technology licenses	1,251	(188)	1,063	1,000	(115)	885
Total	$60,502	$(41,582)	$18,920	$60,251	$(39,099)	$21,152

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2019, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2019 (remaining six months)	$2,426
2020	3,684
2021	2,819
2022	1,740
2023	1,498
Thereafter	802
Total (1)	$12,969
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2019	2018	2019		2018		2019	2018	2019	2018
Beginning balance	$68	$(665)	$(696)		$(1,205)		$(733)	$(512)	$(1,361)	$(2,382)
Other comprehensive income (loss) before reclassifications	257	226	—		—		(250)	37	7	263
Amounts reclassified from accumulated other comprehensive loss	—	—	18	(1)	31	(1)	—	—	18	31
Net-current period other comprehensive income (loss)	257	226	18		31		(250)	37	25	294
Ending balance	$325	$(439)	$(678)		$(1,174)		$(983)	$(475)	$(1,336)	$(2,088)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2019 and 2018.

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2019	2018	2019		2018		2019	2018	2019	2018
Beginning balance	$(266)	$(427)	$(712)		$(1,237)		$(711)	$(475)	$(1,689)	$(2,139)
Other comprehensive income (loss) before reclassifications	591	(12)	—		—		(272)	—	319	(12)
Amounts reclassified from accumulated other comprehensive loss	—	—	34	(1)	63	(1)	—	—	34	63
Net-current period other comprehensive income (loss)	591	(12)	34		63		(272)	—	353	51
Ending balance	$325	$(439)	$(678)		$(1,174)		$(983)	$(475)	$(1,336)	$(2,088)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2019 and 2018.

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
The fair-value hierarchy of the Company's cash equivalents and marketable securities at June 30, 2019, and December 31, 2018, was as follows:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement at
	June 30, 2019
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$130,275	$—	$130,275
Commercial paper	58,932	—	58,932
Money market funds	182	182	—
Total	$189,389	$182	$189,207

	Fair Value Measurement at
	December 31, 2018
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$94,451	$—	$94,451
Commercial paper	96,366	—	96,366
Money market funds	304	304	—
Total	$191,121	$304	$190,817

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2019, and the twelve months ended December 31, 2018.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2019, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Corporate securities	$46,726	$12	$(11)	$46,727
Total	46,726	12	(11)	46,727
Investments due in 4-12 months:
Corporate securities	44,829	213	(2)	45,040
Total	44,829	213	(2)	45,040
Investments due in 12 months or greater:
Corporate securities	38,395	118	(5)	38,508
Total	38,395	118	(5)	38,508
Total marketable securities	$129,950	$343	$(18)	$130,275
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, and December 31, 2018, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2019, and June 30, 2018:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of revenues	$273	$292	$544	$541
Research and development	2,144	2,271	3,776	4,110
Sales and marketing	1,141	1,126	2,202	2,402
General and administrative	1,938	2,426	3,381	4,687
Total stock-based compensation expense	$5,496	$6,115	$9,903	$11,740

Stock-based compensation expense in the three months ended June 30, 2019, was approximately $5.5 million, comprising approximately $4.2 million related to restricted stock unit (RSU) awards, $0.9 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.4 million related to the Company’s employee stock purchase plan. In the six months ended June 30, 2019, stock-based compensation expense was approximately $9.9 million, comprising approximately $8.8 million related to RSUs, $0.3 million related to PSUs and PRSUs and $0.8 million related to the Company’s employee stock purchase plan.
Stock-based compensation expense in the three months ended June 30, 2018, was approximately $6.1 million, comprising approximately $3.9 million related to RSUs, $1.8 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan. In the six months ended June 30, 2018, stock-based compensation expense was approximately $11.7 million, comprising approximately $8.2 million related to RSUs, $2.7 million related to PSUs and PRSUs and $0.8 million related to the Company’s employee stock purchase plan.
Stock Options
A summary of stock options outstanding as of June 30, 2019, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	335	$32.41
Granted	—	—
Exercised	(128)	$23.18
Forfeited or expired	—	—
Outstanding at June 30, 2019	207	$38.11	1.57	$8,727
Vested and exercisable at June 30, 2019	207		1.57	$8,727
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.
In January 2019, it was determined that approximately 26,000 shares of the PSUs granted in 2018 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2019.
A summary of PSUs outstanding as of June 30, 2019, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	26	$62.87
Granted	92	$70.08
Vested	(26)	$62.87
Forfeited	—	—
Outstanding at June 30, 2019	92	$70.08	0.50	$7,406
Outstanding and expected to vest at June 30, 2019	42		0.50	$3,340

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
A summary of PRSUs outstanding as of June 30, 2019, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	213	$55.48
Granted	72	$68.17
Vested	(70)	$43.26
Forfeited	—	—
Outstanding at June 30, 2019	215	$63.70	1.50	$17,223
Outstanding and expected to vest at June 30, 2019	86		2.29	$6,920

RSU Awards
A summary of RSUs outstanding as of June 30, 2019, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	895	$58.19
Granted	263	$68.37
Vested	(290)	$56.15
Forfeited	(12)	$60.25
Outstanding at June 30, 2019	856	$61.98	2.06	$68,664
Outstanding and expected to vest at June 30, 2019	780		1.97	$62,565

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Customer Concentration
The Company's top ten customers accounted for approximately 56% and 54% of net revenues for the three and six months ended June 30, 2019, respectively, and approximately 59% and 58%, respectively, of net revenues in the corresponding periods of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $74.8 million and $144.7 million in the three and six months ended June 30, 2019, respectively, and $83.0 million and $162.1 million, respectively, for the corresponding periods of 2018. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of three and six months ended June 30, 2019 and 2018, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended		Six Months Ended
Customer	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Avnet	10%	14%	12%	15%

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2019, and December 31, 2018, 66% and 64%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2019	December 31, 2018
Avnet	*	17%
Powertech Distribution Ltd.	*	11%

*Total customer accounts receivable was less than 10% of net accounts receivables.
No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and six months ended June 30, 2019, and June 30, 2018, were as follows:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
United States of America	$2,612	$3,729	$5,284	$7,596
Hong Kong/China	59,355	58,614	106,584	109,971
Taiwan	10,164	12,914	16,836	24,800
Korea	6,902	8,229	15,444	17,878
Western Europe (excluding Germany)	8,625	11,476	19,526	25,068
Japan	2,909	5,647	6,559	10,198
Germany	3,813	3,705	8,740	7,009
Other	8,485	5,168	13,080	10,043
Total net revenues	$102,865	$109,482	$192,053	$212,563

8. STOCKHOLDERS’ EQUITY:
Common Stock Shares Outstanding

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	29,110	29,630	28,889	29,782
Common stock issued under employee stock plans	220	225	562	571
Repurchased	—	(434)	(121)	(932)
Ending balance	29,330	29,421	29,330	29,421

Common Stock Repurchases
As of December 31, 2018, the Company had approximately $51.2 million remaining under its stock-repurchase program. In the six months ended June 30, 2019, the Company repurchased approximately 121,000 shares of its common stock for approximately $7.3 million. As of June 30, 2019, the Company had approximately $43.9 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2019, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.17 per share to be paid to stockholders of record at the end of each quarter in 2019. For the three and six months ended June 30, 2019, and 2018, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Dividends declared and paid	$4,980	$4,705	$9,917	$9,480
Dividends declared per common share	$0.17	$0.16	$0.34	$0.32

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic earnings per share:
Net income	$10,845	$15,381	$18,078	$29,581
Weighted-average common shares	29,297	29,505	29,125	29,651
Basic earnings per share	$0.37	$0.52	$0.62	$1.00
Diluted earnings per share: (1)
Net income	$10,845	$15,381	$18,078	$29,581
Weighted-average common shares	29,297	29,505	29,125	29,651
Effect of dilutive awards:
Employee stock plans	405	678	472	736
Diluted weighted-average common shares	29,702	30,183	29,597	30,387
Diluted earnings per share	$0.37	$0.51	$0.61	$0.97
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

In the three and six months ended June 30, 2019 and 2018, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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
The Company's effective tax rates for the three and six months ended June 30, 2019, were 2.0% and 1.4%, respectively, and 6.8% and 5.5%, respectively, for the corresponding periods of 2018. In the three and six months ended June 30, 2019 and 2018, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income.
As of June 30, 2019, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEASES:
The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities, design centers and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $0.6 million and $1.2 million in the three and six months ended June 30, 2019, respectively, while short-term and variable lease expenses were not material.
Balance sheet information related to leases was as follows:

(In thousands)	Balance Sheet Classification	June 30, 2019
Right-of-use assets
Operating lease assets	Other assets	$9,957
Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$1,574
Non-current operating lease liabilities	Other liabilities	7,497
Total		$9,071

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

Lease term and discount rate	June 30, 2019
Weighted average remaining lease term	4.9 years
Weighted average discount rate	4.0%

Supplemental cash flows information related to leases was as follow:

Six Months Ended
(In thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,004

Right-of-use assets obtained in exchange for new operating lease obligations	$3,774

Future minimum lease payments under all non-cancelable lease agreements as of June 30, 2019, are as follows:

(In thousands)	June 30, 2019
2019 (remaining six months)	$797
2020	2,285
2021	2,240
2022	1,848
2023	1,611
Thereafter	1,359
Total future minimum lease payments	10,140
Less imputed interest	(1,069)
Total	$9,071

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to pulse width modulation (PWM) integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integrations patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006, which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the Court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys’ fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents, and the Court also invited briefing on enhanced damages and attorneys’ fees. Fairchild also filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild’s request to amend the findings regarding Fairchild’s willful infringement and doubled the damages award against Fairchild but declined to award attorneys’ fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild’s infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding the findings with respect to other claims, including the Company’s claim for damages. The Company filed a petition seeking Supreme Court review of the Federal Circuit’s ruling on damages issues, and the Supreme Court called for a response from Fairchild but ultimately declined to review the case. On remand, the District Court reinstated the prior findings that Fairchild willfully infringed three of the Company’s patents; the Company intends to pursue its claim for financial compensation based on Fairchild’s infringement. Moreover, following a new Supreme Court case on patent damages, the District Court on October 4, 2018 determined that the Federal Circuit’s ruling on damages in the earlier appeal had been overruled; that issue is now on appeal at the Federal Circuit, with briefing completed on the impact of the Supreme Court’s ruling and the scope of the proceedings on remand and oral argument expected in the coming months.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company challenged adverse findings on appeal; nevertheless, the Company estimated that even if the verdict on Fairchild’s patent had ultimately been upheld, the sales potentially impacted would have amounted to less than 0.5% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit. After briefing was completed, oral argument on the appeal took place in early July 2016, and on December 12, 2016, the Federal Circuit issued its opinion in the appeal, overturning the lone infringement verdict against the Company, finding one of the Company’s patents invalid, and overturning the District Court’s jury instruction on inducement. In view of the Federal Circuit’s rejection of the District Court’s jury instruction on inducement, the Court also vacated the inducement findings and associated injunction against Fairchild and remanded the case for a retrial on inducement, but the underlying validity and infringement findings against Fairchild on those two patents remain intact. At the conclusion of the retrial, the jury returned a verdict in favor of the Company, finding that Fairchild willfully infringed the Company’s patents and induced infringement of the patents, awarding $24.3 million in damages on November 9, 2018. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s condensed consolidated financial statements as a result of the damages verdict. Fairchild challenged the verdict, and the Company sought enhanced damages for Fairchild’s willful infringement in post-trial proceedings, but on July 2019, the Court denied both parties’ motions. The Court did, however, award $7.1 million in pre-judgement interest as a result of Fairchild’s infringement. Further proceedings are expected over the coming months, with appeals to follow.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (SG), a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of an International Trade Commission (ITC) investigation on the patents asserted in the District Court

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lawsuit, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and later Fairchild withdrew its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. Fairchild filed post-trial motions challenging the verdict, but the Court rejected Fairchild’s motions challenging the damages verdict in August 2016. The Company also filed motions requesting enhanced damages and attorney fees and reinstatement of the willfulness finding against Fairchild in view of an intervening change of law; on January 13, 2017, the District Court reinstated the finding that Fairchild’s infringement was willful but declined to enhance damages or award fees. In January 2017, Fairchild filed a further challenge to the verdict, but the Court rejected Fairchild’s motion and entered a final judgment of $146.5 million after factoring in pre-judgment interest. Fairchild’s appeal on the merits challenged the infringement findings and damages award. In July 2018, on appeal, the Federal Circuit affirmed the findings that Fairchild infringed both of the Company’s asserted patents but vacated the damages award and remanded the case for further proceedings. The Company filed a petition for review by the Supreme Court seeking to overturn the Federal Circuit’s ruling, but the Supreme Court denied further reviews. On remand, the Company intends to pursue its claim for damages. Although the patent claims at issue in litigation were rejected by the Patent Office in IPR proceedings, the relevant Patent Office decision in IPR has been overturned on appeal, subject to further challenge by Fairchild/ON Semiconductor as discussed below.
On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild’s wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild withdrew its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court’s pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company’s patents, that Fairchild has induced and contributed to others’ infringement of the Company’s patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. Both parties filed post-trial motions and challenges to various portions of the jury verdicts, and the Court addressed the first wave of post-trial motions, denying each side’s challenges to the verdict and denying Fairchild’s request for an injunction. In parallel proceedings, the Federal Circuit overturned the underlying finding of infringement against the Company on the Fairchild patent-in-suit, and the Company moved to vacate the

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inducement and damages judgment against the Company, a motion that Fairchild did not oppose. Following a retrial on indirect infringement and damages for Fairchild’s infringement of one of the Company’s asserted patents, a jury awarded the Company $0.7 million in damages on November 15, 2018. Fairchild challenged the verdict in post-trial proceedings, but the Court denied Fairchild’s challenges; further proceedings are expected over the coming months, with appeals to follow.
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
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an IPR of the validity of the Company’s U.S. Patent No. 6,212,079 (the ‘079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ‘079 patent is also asserted in the Company’s most recent lawsuits against Fairchild filed in October 2015 and against ON Semiconductor filed in November 2016, also discussed herein. On March 29, 2016, ON Semiconductor filed another petition requesting an IPR of the Company’s ‘079 patent. Since that time, ON Semiconductor filed eleven more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above, and another eleven IPR petitions requesting review of various patents that the Company asserted against ON Semiconductor as described herein. The PTO denied Silver Star Capital’s IPR petition on the ‘079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petitions directed to the ‘079 patent. The PTO also instituted IPR proceedings in response to eight of ON Semiconductor’s eleven other petitions challenging patents previously asserted against Fairchild, denying institution in three cases. On September 22, 2017, the PTO rejected as obvious the claims of the Company’s ‘079 patent that were asserted in litigation and which formed the basis for the $146.5 million judgment against Fairchild; an appeal was filed to reverse the PTO’s adverse findings, and on appeal the Federal Circuit sided with the Company and ruled that ON Semiconductor’s initial IPR against the asserted claims of the ‘079 patent was improper because of ON Semiconductor’s relationship with Fairchild. In two parallel appeals, the Federal Circuit similarly ruled that ON Semiconductor’s IPR petitions regarding other patents the Company had asserted against Fairchild were improper. ON Semiconductor has stated that it intends to seek further review of these decisions, with further proceedings expected in the coming months. The PTO also instituted proceedings in response to ON Semiconductor’s eleven petitions filed against patents the Company asserted against ON Semiconductor. The PTO has rejected a number of the Company’s patent claims in the context of all of these ongoing proceedings, and further proceedings and appeals regarding the various IPRs are expected in the coming months as well. Although the validity of many of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. The Company believes it has strong defenses, and intends to vigorously defend itself against Opticurrent’s claims through appeals, which are currently under way, with briefing to follow in the coming months and oral argument thereafter.
On June 19, 2019, Opticurrent, LLC filed a follow-on lawsuit accusing more of the Company’s products of infringing the same claim of the same patent asserted in the parties’ prior litigation, as described above. The Company believes it has strong defenses, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow if necessary.

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
In November 2017, ON Semiconductor filed suit against the Company in Taiwan charging the Company with infringing three Taiwanese patents and seeking an injunction and damages of approximately $1.0 million. After a number of hearings and briefings on various disputed issues, including issues of jurisdiction, claim construction, validity, and infringement, the Court on April 8, 2019 denied ON Semiconductor’s claims and dismissed the case; ON Semiconductor has filed an appeal, and further proceedings will take place over the coming months. The Company intends to vigorously defend itself against ON Semiconductor’s claims in any further proceedings in this matter.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2019. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

•
Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to approximately $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of gate-driver ICs, broadening the range of gate-driver applications we can address. In 2018 we introduced our BridgeSwitch™ motor-driver ICs, as described above.

Also contributing to our SAM expansion has been the emergence of new applications within the power ranges that our products can address. For example, applications such as “smart” utility meters, battery-powered lawn equipment and bicycles, and USB power receptacles (installed alongside traditional AC wall outlets) can incorporate our products. The increased use of electronic intelligence and connectivity in consumer appliances has also enhanced our SAM. Finally, we have enhanced our SAM by increasing the level of integration of our products, which in turn increases their value. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side.
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
Recent Results
Our net revenues were $102.9 million and $109.5 million in the three months ended June 30, 2019 and 2018, respectively, and $192.1 million and $212.6 million in the six months ended June 30, 2019 and 2018, respectively. The decrease for the three-month period was a result of lower sales into the consumer and industrial end markets, reflecting reduced demand for consumer-appliances and a broad range of industrial applications. These decreases were partially offset by growth in the communications and computer end markets, driven by increased demand for our products in cellphone and tablet chargers, respectively. The decrease in the six-month period reflects a broad-based decline in demand across all end markets resulting from global trade disputes.
Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 56% and 54% of our net revenues in the three and six months ended June 30, 2019, respectively, and 59% and 58% of net revenues in each of the respective corresponding periods of 2018. Our top customer, a distributor of our products, accounted for approximately 10% and 12% of our net revenues in the three and six months ended June 30, 2019, respectively, and 14% and 15% in the three and six months ended June 30, 2018, respectively. International sales accounted for 97% of our net revenues in each of the three and six months ended June 30, 2019 and 97% and 96% of net revenues in the three and six months ended June 30, 2018, respectively.
Our gross margin was 50% and 51% in the three months ended June 30, 2019 and 2018, respectively, and 51% and 52% in the six months ended June 30, 2019, and 2018, respectively. The slight decrease in gross margin for the three and six month periods was due primarily to increased wafer substrate costs along with an unfavorable change in end-market mix, with a greater percentage of revenues coming from lower-margin end-markets.
Total operating expenses were $41.8 million and $40.6 million in the three months ended June 30, 2019 and 2018, respectively, and $81.2 million and $80.2 million in the six months ended June 30, 2019 and 2018, respectively. The increases were due primarily to higher salary and related expenses driven by the expansion of our workforce and by annual merit increases; also contributing to the increases were higher legal expenses in connection with our litigation with ON Semiconductor as well as equipment related expenses in support of our product-development efforts. These increases were partially offset by lower stock-based compensation expense related to performance-based awards.

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

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.9	48.6	49.5	48.4
Gross profit	50.1	51.4	50.5	51.6
Operating expenses:
Research and development	18.7	16.4	19.4	16.6
Sales and marketing	12.8	12.3	13.7	12.5
General and administrative	9.1	8.4	9.2	8.6
Total operating expenses	40.6	37.1	42.3	37.7
Income from operations	9.5	14.3	8.2	13.9
Other income	1.3	0.8	1.3	0.8
Income before income taxes	10.8	15.1	9.5	14.7
Provision for income taxes	0.2	1.1	0.1	0.8
Net income	10.6%	14.0%	9.4%	13.9%
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2019 were $102.9 million and $192.1 million, respectively, and $109.5 million and $212.6 million, respectively, for the corresponding periods of 2018. The decrease for the three-month period was a result of lower sales into the consumer and industrial end markets, reflecting reduced demand for consumer-appliances and a broad range of industrial applications. This decrease was partially offset by growth in the communications and computer end markets, driven by increased demand for our products in cellphone and tablet chargers, respectively. The decrease in the six month period reflects a broad-based decline in demand across all end markets resulting from global trade disputes.

Our revenue mix by end market for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2019	2018	2019	2018
Communications	24%	20%	21%	20%
Computer	6%	5%	6%	5%
Consumer	37%	40%	38%	40%
Industrial	33%	35%	35%	35%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $100.3 million and $186.8 million in the three and six months ended June 30, 2019, respectively, and $105.8 million and $205.0 million, respectively, in the corresponding periods of 2018. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 78% and 77% of our net revenues in the three and six months ended June 30, 2019, respectively, and 79% and 78%, respectively, in the corresponding periods of 2018. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 73% and 75% of net revenues in the three and six months ended June 30, 2019, respectively, and 76% in each of in the corresponding periods of 2018. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three and six months ended June 30, 2019 and 2018, one customer, a distributor of our products, accounted for more than 10% of our net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2019	2018	2019	2018
Avnet	10%	14%	12%	15%
No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net revenues	$102.9	$109.5	$192.1	$212.6
Gross profit	$51.6	$56.2	$97.0	$109.8
Gross margin	50.1%	51.4%	50.5%	51.6%
Gross margin decreased in the three and six months ended June 30, 2019, compared with the same period in the prior year, due primarily to increased wafer substrate costs along with an unfavorable change in end-market mix with a greater percentage of revenues coming from lower-margin end-markets.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net revenues	$102.9	$109.5	$192.1	$212.6
R&D expenses	$19.3	$17.9	$37.2	$35.4
R&D expenses as a % of net revenue	18.7%	16.4%	19.4%	16.6%
R&D expenses increased in the three and six months ended June 30, 2019 as compared to the same periods in 2018, due primarily to higher salary and related expenses driven by increased headcount and annual merit increases as well as increased equipment related expenses; these increases were partially offset by lower stock-based compensation expense related to performance-based awards.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net revenues	$102.9	$109.5	$192.1	$212.6
S&M expenses	$13.2	$13.5	$26.2	$26.6
S&M expenses as a % of net revenue	12.8%	12.3%	13.7%	12.5%
S&M expenses decreased slightly in the three and six months ended June 30, 2019 as compared to the same period in 2018, as lower sales commissions and amortization of intangible assets were mostly offset by increased promotional activity associated with product launches. Lower stock-based compensation expense related to performance-based awards also contributed to the decrease in the six-month period.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net revenues	$102.9	$109.5	$192.1	$212.6
G&A expenses	$9.3	$9.2	$17.7	$18.2
G&A expenses as a % of net revenue	9.1%	8.4%	9.2%	8.6%
G&A expenses were relatively flat in the three months ended June 30, 2019 as compared to the same period in 2018 as increased legal expenses related to our litigation with ON Semiconductor and higher salary and related expenses due to annual merit increases were offset by lower stock-based compensation expense related to performance-based awards. G&A expenses decreased slightly in the six months ended June 30, 2019 as compared to the same period in 2018 as lower stock-based compensation expense was partially offset by increased legal and salary and related expenses.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net revenues	$102.9	$109.5	$192.1	$212.6
Other income	$1.3	$0.9	$2.5	$1.7
Other income as a % of net revenue	1.3%	0.8%	1.3%	0.8%
The increase in other income in the three and six months ended June 30, 2019 as compared to the same periods in 2018 was primarily due to an increase in interest income reflecting higher yields earned on our cash and investments.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Income before income taxes	$11.1	$16.5	$18.3	$31.3
Provision for income taxes	$0.2	$1.1	$0.3	$1.7
Effective tax rate	2.0%	6.8%	1.4%	5.5%
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and six months ended June 30, 2019 were 2.0% and 1.4%, respectively, and 6.8% and 5.5%, respectively, for the corresponding periods of 2018. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income.

Liquidity and Capital Resources
As of June 30, 2019, we had $229.8 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $1.2 million from $228.6 million as of December 31, 2018. As of June 30, 2019, we had working capital, defined as current assets less current liabilities, of $304.7 million, an increase of approximately $20.6 million from $284.1 million as of December 31, 2018.
Operating activities generated cash of $20.5 million in the six months ended June 30, 2019. Net income for this period was $18.1 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $9.9 million, $9.4 million, $2.5 million and $1.7 million, respectively. Sources of cash also included a $4.2 million increase in accounts payable, excluding payables related to property and equipment, due primarily to the timing of payments, and a $1.2 million increase in taxes payable and accrued liabilities. These sources of cash were partially offset by a $14.5 million increase in accounts receivable due to the timing of customer shipments, an $8.3 million increase in inventory reflecting a combination of the recent market slowdown and anticipation of future demand, and a $3.6 million increase in prepaid expenses and other assets, primarily driven by prepaid taxes and advances to suppliers.
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
Our investing activities in the six months ended June 30, 2019, resulted in a $43.6 million net use of cash, primarily consisting of $35.0 million for purchases of marketable securities, net of sales and maturities, and $8.3 million for purchases of property and equipment, primarily production-related machinery and equipment. Our investing activities provided $79.3 million of cash in the six months ended June 30, 2018, consisting of $90.4 million from sales and maturities of marketable securities, partially offset by $10.5 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the six months ended June 30, 2019, resulted in an $11.5 million net use of cash, consisting of $9.9 million for the payment of dividends to stockholders and $7.3 million for the repurchase of our common stock. These uses of cash were offset in part by $5.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the six months ended June 30, 2018, resulted in a $67.2 million net use of cash, consisting of $63.4 million for the repurchase of our common stock and $9.5 million for the payment of dividends to stockholders. These uses of cash were offset in part by $5.6 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. We amended the Credit Agreement on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2019, we had no amounts outstanding under our agreement.
In January 2018, our board of directors declared four cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. We paid a total of $18.8 million in cash dividends in 2018. In January 2019, our board of directors declared four quarterly cash dividends in the amount of $0.17 per share to be paid to stockholders of record at the end of each quarter in 2019. Dividend payouts of $4.9 million and $5.0 million occurred on March 29, 2019 and June 28, 2019, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

As of December 31, 2018, we had approximately $51.2 million remaining under our stock-repurchase program. In the six months ended June 30, 2019 we repurchased approximately 121,000 shares of our common stock for approximately $7.3 million. As of June 30, 2019, we had approximately $43.9 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of June 30, 2019, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $20.3 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of June 30, 2019, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017, subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of June 30, 2019, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.
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
Off-Balance-Sheet Arrangements
As of June 30, 2019, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2019, and December 31, 2018, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2019, or December 31, 2018, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of June 30, 2019, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2019, and December 31, 2018, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2

10.1	Amended and Restated 2016 Incentive Award Plan					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

POWER INTEGRATIONS, INC.

Dated:	July 25, 2019	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)