Form 10-K
period 2019-12-31
POWER INTEGRATIONS INC
filed 2020-02-07
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-23441
POWER INTEGRATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5245 Hellyer Avenue
San Jose	,	California	95138-1002
(Address of principal executive offices)			(Zip code)
(408) 414-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	POWI	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Outstanding shares of registrant’s common stock, $0.001 par value, as of February 3, 2020: 29,538,300.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2020 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and security devices. We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes. In 2018, we introduced a new category of power-conversion ICs, a family of motor-driver ICs addressing brushless DC (BLDC) motors used in refrigerators, HVAC systems, ceiling fans and other consumer-appliance and light commercial applications.
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

•
Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to more than $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of gate-driver ICs, broadening the range of gate-driver applications we can address, and in 2018 we introduced our BridgeSwitch™ motor-driver ICs, addressing BLDC motors, as described above.
Also contributing to our SAM expansion has been the emergence of new applications within the power ranges that our products can address. For example, applications such as “smart” utility meters, battery-powered lawn equipment and bicycles, and USB power receptacles (often installed alongside traditional AC wall outlets) can incorporate our products. The increased use of electronic intelligence and connectivity in consumer appliances has also enhanced our SAM.
Finally, we have enhanced our SAM through the development of new technologies that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. In 2019 we introduced new members of our InnoSwitch™ family incorporating gallium-nitride (GaN) transistors, which enable a higher level of energy efficiency than ICs with traditional silicon transistors.
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
Our patented EcoSmart technology, introduced in 1998, improves the energy efficiency of electronic devices during normal operation as well as standby and “no-load” conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements. Also, our GaN transistor technology, introduced in 2019, offers substantially higher levels of active-mode efficiency compared to traditional silicon-based switches, while our BridgeSwitch motor-driver ICs enable efficiency of up to 98.5 percent, not only minimizing waste but also eliminating the need for heatsinks in many applications, which in turn reduces cost and weight.

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
In 2010, the EU EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products. The limit was reduced by 50 percent beginning in 2013, with many products now limited to 500 milliwatts of standby usage; further tightening of the standards is under consideration. The EISA legislation also required substantial improvements in the efficiency of lighting technologies beginning in 2012; as of 2014, traditional 100-, 75-, 60- and 40-watt bulbs may no longer be manufactured or sold in the United States. Plans to eliminate conventional incandescent bulbs have also been announced or enacted in other geographies such as Canada, Australia and Europe. In December 2019 the government of China published new efficiency standards for room air conditioners, which are scheduled to take effect on July 1, 2020.
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
TOPSwitch, our first commercially successful product family, was introduced in 1994. Since that time we have introduced a wide range of products (such as our TinySwitch, LinkSwitch and Hiper families) to increase the level of integration and improve upon the functionality of the original TOPSwitch, and to broaden the range of power levels we can address. In 2010 we introduced our CapZero and SenZero families, which reduce standby power consumption in certain applications by eliminating waste caused by so-called bleed resistors and sense resistors. We have also introduced products designed specifically for LED-lighting applications, known as LYTSwitch ICs, as well as a range of high-performance, high-voltage diodes known as Qspeed diodes.
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
The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2019	2018	2017
Communications	26%	20%	24%
Computer	5%	5%	5%
Consumer	35%	38%	38%
Industrial	34%	37%	33%
Our products are used in a vast range of power-conversion applications in the above-listed end-market categories. The following chart lists the most prominent applications for our products in each category.

Market Category	Primary Applications
Communications	Mobile-phone chargers, routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Computer	Desktop PCs and monitors, servers, adapters for tablets and notebook computers, other computer peripherals
Consumer	Major and small appliances, air conditioners, TV set-top boxes, digital cameras, TVs, video-game consoles
Industrial
Industrial controls, LED lighting, utility meters, motor controls, uninterruptible power supplies, tools, networked thermostats, power strips and other “smart home” devices, industrial motor drives, renewable energy systems, electric locomotives, electric buses and other electric vehicles, high-voltage DC transmission systems

Sales, Distribution and Marketing
We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 28%, 25% and 23% of our net product revenues in 2019, 2018 and 2017, respectively, while sales to distributors accounted for the remainder in each of the corresponding years. Most of our distributors are entitled to return privileges based on revenues and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 54%, 56% and 54% of net revenues in 2019, 2018 and 2017, respectively.    In each of 2019, 2018 and 2017 one distributor accounted for more than 10% of revenues.
The following table discloses this customer’s percentage of net revenues for the respective years:

	Year Ended December 31,
Customer	2019	2018	2017
Avnet	11%	14%	16%

No other customers accounted for more than 10% of net revenues in these periods.
Sales to customers outside of the United States accounted for approximately 97% of our net revenues in 2019 and 96% in each of 2018 and 2017, with sales to customers within the United States accounting for the remainder in each of the corresponding years. See Note 8, “Significant Customers and Geographic Net Revenues,” in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K regarding sales to customers located in foreign countries. See our consolidated financial statements in Item 8 regarding total revenues and profits for the last three fiscal years, and total assets.
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

Intellectual Property and Other Proprietary Rights
We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. In 2019 we received 50 U.S. and 71 foreign patents. As of December 31, 2019, we held 501 U.S. patents and 382 foreign patents. Both U.S. and foreign patents have expiration dates ranging from 2020 to 2039. While our patent portfolio as a whole is important to the success of our business, we are not materially dependent upon any single patent. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan.
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
Generally, our products enable customers to design power converters with total bill-of-materials costs similar to those of competing alternatives. As a result, the value of our products is influenced by the prices of discrete components, which fluctuate in relation to market demand, raw-material prices and other factors, but have generally decreased over time.
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
Employees
As of December 31, 2019, we employed 699 full-time personnel, consisting of 75 in manufacturing, 263 in research and development, 298 in sales, marketing and applications support, and 63 in finance and administration.
Investor Information
We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing this material electronically or otherwise furnishing it to the SEC. Investors may obtain free electronic copies or request paper copies of these reports via the “For Investors” section of our website, www.power.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports we file with the SEC are also available at www.sec.gov.
Our corporate governance guidelines, the charters of our board committees, and our code of business conduct and ethics, including ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers, are also available via the investor website listed above. These items are also available in print to any stockholder who requests them by calling (408) 414-9200. We intend to satisfy the disclosure requirements of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our investor website listed above.
Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Information About Our Executive Officers
As of January 31, 2020, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	65
Douglas Bailey	Vice President, Marketing	53
Radu Barsan	Vice President, Technology	67
David “Mike” Matthews	Vice President, Product Development	55
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	60
Ben Sutherland	Vice President, Worldwide Sales	48
Raja Petrakian	Vice President, Operations	55
Clifford Walker	Vice President, Corporate Development	68
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
Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	competitive pressures on selling prices;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	our ability to attract and retain qualified personnel;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting;

•	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change;

•	interruptions in our information technology systems;

•	uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions; and

•	earthquakes, terrorists acts, pandemic or other disasters.

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers and consumer appliances, make up a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.
Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 72%, 75% and 77% of net revenues in the years ended December 31, 2019, 2018 and 2017, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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
Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 97% of our net revenues for the year ended December 31, 2019, and 96% in each of 2018 and 2017. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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
Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2020 to 2039. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.
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
We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 54%, 56% and 54% of our net revenues in each of the years ended December 31, 2019, 2018 and 2017, respectively. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.
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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies. We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 13, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. For example, we are being sued in an ongoing case for patent infringement. Should we ultimately be determined to be infringing another party’s patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.
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
Recently enacted U.S. tax legislation has significantly changed the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation as initially enacted was unclear in some respects and has required interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation has been subject to amendments and technical corrections. Further amendments and technical corrections may occur, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the newly enacted U.S. tax legislation, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.
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
In the event of an earthquake, terrorist act, pandemic or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes, such as Japan. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, such as the earthquake and tsunami in Japan, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability or that of our major suppliers to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results.

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

As of February 3, 2020, there were approximately 37 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Issuer Purchases of Equity Securities
Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $80.0 million in October 2018, with repurchases to be executed according to pre-defined price/volume guidelines. We did not repurchase any shares of our common stock in the fourth quarter of 2019. As of December 31, 2019, we had $43.9 million available for future stock repurchases under our October 2018 repurchase authorization, which has no expiration date. Authorization of future stock-repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

Performance Graph (1)

The following graph shows the cumulative total return on an investment of $100 in cash on December 31, 2014, through December 31, 2019, in our common stock, the Nasdaq Composite Index and the Nasdaq Electronic Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Power Integrations, Inc.	100.00	94.93	133.73	146.13	122.28	200.11
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
Nasdaq Electronic Components	100.00	98.12	127.26	181.19	160.26	239.78
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

Consolidated Statement of Income Data	Year Ended December 31,
(in thousands, except per share amounts)	2019(1)	2018	2017(2)(3)	2016(2)	2015(2)(4)
Net revenues	$420,669	$415,955	$431,755	$389,668	$344,609
Income from operations	217,022	55,648	57,637	48,874	38,906
Provision (benefit) for income taxes	28,946	(10,220)	32,690	1,054	179
Net income	$193,468	$69,984	$27,609	$48,898	$39,152

Earnings per share:
Basic	$6.61	$2.38	$0.93	$1.69	$1.35
Diluted	$6.49	$2.32	$0.90	$1.65	$1.32
Shares used in per share calculation:
Basic	29,267	29,456	29,674	28,925	29,001
Diluted	29,816	30,147	30,545	29,619	29,696
Dividends per share	$0.70	$0.64	$0.56	$0.52	$0.48

Consolidated Balance Sheet Data	Year Ended December 31,
(in thousands)	2019(1)	2018	2017(2)(3)	2016(2)	2015(2)(4)
Cash and cash equivalents	$178,690	$134,137	$93,655	$62,134	$90,092
Short-term marketable securities	232,398	94,451	189,236	188,323	83,769
Cash, cash equivalents and short-term marketable securities	411,088	228,588	282,891	250,457	173,861
Working capital	490,863	284,066	313,483	274,318	203,050
Total assets	803,896	588,697	621,074	554,410	486,707
Long-term liabilities	28,874	13,259	22,341	7,380	6,925
Stockholders’ equity	$724,546	$527,072	$547,682	$503,084	$442,590
_______________

(1)
In October 2019 we entered into a favorable litigation settlement with ON Semiconductor Corporation which resulted in a $169.0 million net gain (Refer to Note 13, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

(2)
In 2017 we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which amended the accounting standards for revenue recognition. The standards were applied on a retrospective basis to 2015 and 2016.

(3)	In December 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act.

(4)	In 2015 we acquired Cambridge Semiconductor Limited (CamSemi), a UK company.

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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and security devices. We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes. In 2018, we introduced a new category of power-conversion ICs: a family of motor-driver ICs addressing brushless DC (BLDC) motors used in refrigerators, HVAC systems, ceiling fans and other consumer-appliance and light commercial applications.
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
Our net revenues were $420.7 million, $416.0 million and $431.8 million in 2019, 2018 and 2017, respectively. In 2019 revenues increased by $4.7 million due to growth in sales into the communications end-market, reflecting increased adoption of faster, higher-power chargers for mobile phones; this trend has resulted in both unit growth and higher average selling prices for our products in this market. Growth in revenues from the communications end-market was largely offset by lower sales into the consumer and industrial markets, primarily reflecting macroeconomic, cyclical and trade-related factors that have affected the broader semiconductor industry. In 2018 revenues decreased by $15.8 million due to weaker unit sales into the communications end-market, reflecting weaker demand for mobile-phone chargers, as well as lower sales into the consumer market, primarily reflecting softness in the consumer-appliance market.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 54%, 56% and 54% of net revenues in 2019, 2018 and 2017, respectively. In 2019, 2018 and 2017 one customer, a distributor of our products, accounted for approximately 11%, 14% and 16% of net revenues, respectively. International sales represented approximately 97% of net revenues in 2019 and 96% in each of 2018 and 2017.
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
Our gross profit, defined as net revenues less cost of revenues, was $213.4 million or 51% of net revenues in 2019, compared to $214.8 million or 52% of net revenues in 2018, and $213.7 million or 49% of net revenues in 2017. Our gross margin decreased in 2019 due primarily to increased wafer substrate costs. Our gross margin increased in 2018 primarily due to a more favorable end-market mix, particularly reflecting the growth in revenues from the industrial end-market and the decrease in revenues from the communications end-market.
Total operating expenses in 2019 includes a net $169.0 million favorable legal settlement with ON Semiconductor Corporation. The favorable settlement more than offset our higher salary and related expenses due to the expansion of our workforce along with increased patent-litigation expenses and product-development costs resulting in a $3.6 million gain for the year. Total operating expenses in 2018 and 2017 were $159.1 million and $156.0 million, respectively. Operating expenses increased in 2018 as compared to 2017 due primarily to higher salary and related expenses due to the expansion of our workforce, increased patent-litigation expenses and increased stock-based compensation expense.
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

Revenue recognition
Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 72% of our net product sales were made to distributors in 2019. We apply the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
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

Estimating write-downs for excess and obsolete inventory
When evaluating the adequacy of our valuation adjustments for excess and obsolete inventory, we identify excess and obsolete products and also analyze historical usage, forecasted production based on demand forecasts, current economic trends and historical write-offs. This write-down is reflected as a reduction to inventory in the consolidated balance sheets and an increase in cost of revenues in our consolidated statements of income. If actual market conditions are less favorable than our assumptions, we may be required to take additional write-downs, which could adversely impact our cost of revenues and operating results.

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
As of December 31, 2019, we continue to maintain a valuation allowance on our California, New Jersey and Canada deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. Under the amendments of Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350), we compare the fair value of our single reporting unit to the carrying amount, including goodwill. If the fair value of our single reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under ASC 350-10, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, we elect this option and after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then comparing the fair value of a reporting unit to its carrying amount is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarters of 2019 and 2018, and concluded that no impairment existed as of December 31, 2019, and December 31, 2018.
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

Results of Operations
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	49.3	48.4	50.5
Gross profit	50.7	51.6	49.5
Operating expenses:
Research and development	17.5	17.0	15.9
Sales and marketing	12.9	12.8	11.9
General and administrative	8.9	8.4	8.4
Litigation settlement	(40.2)	—	—
Total operating expenses	(0.9)	38.2	36.2
Income from operations	51.6	13.4	13.3
Other income	1.3	1.0	0.6
Income before income taxes	52.9	14.4	13.9
Provision (benefit) for income taxes	6.9	(2.4)	7.5
Net income	46.0%	16.8%	6.4%
Comparison of Years Ended December 31, 2019, 2018 and 2017
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. In 2019 revenues increased by $4.7 million compared to 2018 as growth in the communications end market exceeded a broad-based decline in demand across the consumer and industrial end markets. Overall, we believe that demand for our products has been affected by a variety of factors including caution among our customers with respect to global trade disputes and a slowdown in demand for consumer products in China. In 2018 revenues decreased by $15.8 million as compared to 2017 due mainly to weaker unit sales into the communications end-market, reflecting weaker demand for mobile-phone chargers, as well as lower sales into the consumer end-market, primarily reflecting softness in the consumer-appliance market. These decreases were partially offset by growth in the industrial end-market across a broad range of applications, and by higher revenues from the computer end-market reflecting growth in charger applications for tablets.
Our approximate net revenue mix by end-markets served in 2019, 2018 and 2017 is as follows:

End Market	2019	2018	2017
Communications	26%	20%	24%
Computer	5%	5%	5%
Consumer	35%	38%	38%
Industrial	34%	37%	33%
Sales to customers outside of the United States were $410.0 million in 2019, compared to $400.6 million in 2018 and $415.1 million in 2017, representing approximately 97% of net revenues in 2019 and 96% in each of 2018 and 2017. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 77% of our net revenues in each of 2019 and 2018 and 79% in 2017. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.
Sales to distributors accounted for 72%, 75% and 77% of our net revenues in 2019, 2018 and 2017, respectively, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder in each of the corresponding years. In each of 2019, 2018 and 2017 one distributor accounted for more than 10% of revenues.
The following table discloses this customers’ percentage of net revenues for the respective years:

Customer	2019	2018	2017
Avnet	11%	14%	16%
No other customers accounted for 10% or more of net revenues during these years.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the years ended December 31, 2019, 2018 and 2017:

(dollars in millions)	2019	Change	2018	Change	2017
Gross profit	$213.4	(0.7)%	$214.8	0.5%	$213.7
Gross margin	50.7%		51.6%		49.5%
Our gross margin decreased in 2019 as compared to 2018 primarily due to increased wafer substrate costs. Our gross margin increased in 2018 as compared to 2017 primarily due to a more favorable end-market mix, particularly reflecting the growth in revenues from the industrial end-market and the decrease in revenues from the communications end-market.
Research and development expenses. Research and development (R&D) expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the years ended December 31, 2019, 2018 and 2017:

(dollars in millions)	2019	Change	2018	Change	2017
R&D expenses	$73.5	4.1%	$70.6	3.0%	$68.5
Percentage of net revenues	17.5%		17.0%		15.9%
R&D expenses increased in 2019 compared to 2018 due to higher salary and related expenses driven by increased headcount as well as increased equipment related expenses. R&D expenses increased in 2018 compared to 2017 due to higher salary and related expenses from the expansion of headcount and product development expenses, partially offset by lower stock-based compensation expense related to performance-based stock awards.
Sales and marketing expenses. Sales and marketing (S&M) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The following table compares sales and marketing expenses for the years ended December 31, 2019, 2018 and 2017:

(dollars in millions)	2019	Change	2018	Change	2017
Sales and marketing expenses	$54.3	2.3%	$53.1	3.3%	$51.4
Percentage of net revenues	12.9%		12.8%		11.9%
S&M expenses increased in both 2019 and 2018 due primarily to expansion of our sales force, resulting in higher salary and related expenses. In 2019 these increases were partially offset by lower amortization of intangibles.
General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2019, 2018 and 2017:

(dollars in millions)	2019	Change	2018	Change	2017
G&A expenses	$37.6	5.9%	$35.5	(1.8)%	$36.1
Percentage of net revenues	8.9%		8.4%		8.4%
G&A expenses increased in 2019 as compared to 2018 as a result of increased expenses related to patent litigation and higher salary and related expenses due to expansion of headcount. G&A expenses decreased in 2018 as compared to 2017 due primarily to lower stock-based compensation expense related to performance-based awards.
Litigation settlement. Litigation settlement in fiscal 2019 represents a $169.0 million gain net of direct legal fees due to a favorable legal settlement with ON Semiconductor Corporation, pursuant to which all outstanding legal and administrative disputes were dismissed, withdrawn, and/or terminated. For additional details, refer to Note 13, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The following table compares other income for the years ended December 31, 2019, 2018 and 2017:

(dollars in millions)	2019	Change	2018	Change	2017
Other income	$5.4	32.0%	$4.1	54.6%	$2.7
Percentage of net revenues	1.3%		1.0%		0.6%

Other income increased in both 2019 and 2018 due primarily to an increase in interest income reflecting an increase in our cash and investments along with higher yields earned on those balances.
Provision (benefit) for income taxes. Provision (benefit) for income taxes represents federal, state and foreign taxes. The following table compares the provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017:

(dollars in millions)	2019	Change	2018	Change	2017
Provision (benefit) for income taxes	$28.9	383.2%	$(10.2)	(131.3)%	$32.7
Percentage of net revenues	6.9%		(2.4)%		7.5%
Effective tax rate	13.0%		(17.1)%		54.2%
In 2019 and 2018, the effective tax rate was lower than the then-statutory federal income-tax rates of 21% due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based compensation. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. Additionally, in 2018 the effective tax rate was favorably impacted by revisions to our provisional estimate for the enactment of the U.S. Tax Cuts and Jobs Act (Tax Act). The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction. For additional details, refer to Note 11, Provision (Benefit) for Income Taxes, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources
We had approximately $411.1 million in cash, cash equivalents and short-term marketable securities at December 31, 2019 compared to $228.6 million at December 31, 2018, and $282.9 million at December 31, 2017. As of December 31, 2019, 2018 and 2017, we had working capital, defined as current assets less current liabilities, of approximately $490.9 million, $284.1 million and $313.5 million, respectively.
On July 27, 2016, we entered into a credit agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. We amended the Credit Agreement on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2019, $6.2 million was reserved against the available credit in the form a standby letter of credit. As of December 31, 2019 and 2018, we had no advances outstanding under the Credit Agreement.
Our operating activities generated cash of $224.5 million, $84.0 million, and $82.0 million in the years ended December 31, 2019, 2018 and 2017, respectively. In 2019 our cash generated from operating activities was favorably impacted by the settlement of our patent litigation with ON Semiconductor Corporation. In each of 2018 and 2017, we primarily generated cash from operating activities in the ordinary course of business.
In 2019, our net income was $193.5 million, which included a $169.0 million gain, net of direct legal fees, from a favorable litigation settlement, $23.3 million of stock-based compensation expenses, $19.2 million of depreciation and $5.2 million of intangibles amortization. Sources of cash also included an $10.6 million increase in taxes payable and accrued liabilities due primarily to increased taxes payable as result of favorable litigation settlement. These sources of cash were partially offset by a $13.3 million increase in accounts receivable due to increased shipments and the timing of collections, a $9.5 million increase in inventories, reflecting impact of a market slowdown during the first half of the year and anticipation of future demand, a $6.6 million decrease in accounts payable due to the timing of payments.
In 2018, our net income was $70.0 million, which included stock-based compensation expenses, depreciation and intangibles amortization of $21.6 million, $18.9 million, and $5.3 million, respectively. Sources of cash also included a $5.8 million decrease in accounts receivable due to decreased shipments and the timing of collections. These sources of cash were partially offset by a $23.8 million increase in inventories, partially reflecting lower-than-normal inventory levels at the beginning of the year, but also driven by lower-than-expected sales, particularly in the latter half of the year, and a $9.9 million decrease in taxes payable and accrued liabilities due primarily to a decrease in taxes payable related to the enactment of the Tax Act.
In 2017, our net income was $27.6 million, which included stock-based compensation expenses, depreciation and intangibles amortization of $24.7 million, $18.4 million, and $6.1 million, respectively. Sources of cash also included a $20.0 million increase in taxes payable and accrued liabilities driven by the long-term portion of the taxes payable related to the transitional impact of the U.S. Tax Act and a $0.4 million increase in accounts payable due to the timing of payments. These sources of cash were partially offset by a $17.6 million increase in prepaid expenses and other assets, primarily driven by advances to suppliers and prepaid legal expenses, a $10.5 million increase in accounts receivable due to the timing of collections along with increased shipments and a $4.5 million increase in inventories to support increased demand.
Our investing activities in the year ended December 31, 2019 resulted in a $162.0 million net use of cash, consisting primarily of $136.9 million from purchases of marketable securities, net of sales and maturities, and $24.1 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products.
Our investing activities provided $69.1 million of cash in the year ended December 31, 2018, consisting primarily of $94.7 million from sales and maturities of marketable securities, net of purchases, partially offset by $24.7 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products.
Our investing activities in the year ended December 31, 2017, resulted in a $34.7 million use of cash, consisting primarily of $32.5 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products and $2.2 million for the purchase of marketable securities, net of maturities.
Our financing activities in the year ended December 31, 2019, resulted in a net use of $17.9 million of cash. Financing activities consisted primarily of $20.5 million for the payment of dividends to stockholders and $7.3 million for the repurchase of our common stock, partially offset by proceeds of $9.9 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
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
Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $60.0 million authorized in 2015, $30.0 million authorized in each of July 2017 and January 2018, and $80.0 million in October 2018 with repurchases to be executed according to pre-defined price/volume guidelines. In 2017, we purchased 129,000 shares for approximately $9.2 million. In 2018, we purchased 1,572,000 shares for approximately $103.2 million. In 2019, we purchased 121,000 shares for approximately $7.3 million. As of December 31, 2019, $43.9 million was available for future stock repurchases, which has no expiration date. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.
As of December 31, 2019, we had a contractual obligation related to income tax, consisting primarily of unrecognized tax benefits of approximately $19.0 million. The tax obligation was classified as long-term income taxes payable or recorded as contra deferred tax assets in our consolidated balance sheet.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017 subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of December 31, 2019, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2019, we had the following contractual obligations and commitments, consisting solely of non-cancelable operating lease agreements:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations	$9,838	$2,131	$4,236	$2,389	$1,082

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2019, which primarily comprises unrecognized tax benefits of approximately $19.0 million, and was classified as contra deferred tax assets or long-term income taxes payable in our consolidated balance sheet. As of December 31, 2019 we also had approximately $5.1 million classified as long-term income taxes payable related to the estimated one-time transition tax from the enactment of the Tax Act which will be payable in six annual installments.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2019 and 2018, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2019, or December 31, 2018, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of December 31, 2019, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2019. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2019
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$24	$48
The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2019, and December 31, 2018, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), using the optional transition method.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Gain Contingency - Refer to Note 13, Legal Proceedings and Contingencies, in the accompanying financial statements
Critical Audit Matter Description
On October 4, 2019, the Company entered into a binding term sheet (the “Term Sheet”) with ON Semiconductor Corporation and its wholly owned subsidiaries (collectively, “ON”) pursuant to which the parties agreed to end all outstanding legal and administrative disputes. Pursuant to the Term Sheet, ON agreed to pay the Company $175.0 million in cash. In addition, each party agreed to release the other party from any claims to damages or monetary relief for certain alleged acts of patent infringement across the various patent infringement litigations, occurring on or before June 30, 2020, and not to file any additional action for legal or equitable relief prior to June 30, 2023 (although following that date a party may file a legal action for alleged patent infringement occurring after June 30, 2020). Neither party granted any licenses to the other. On October 19, 2019, the parties memorialized the terms of the Term Sheet in a definitive agreement (the “Definitive Agreement”). On October 22, 2019, the Company received ON’s payment of $175.0 million. The Company recorded a net $169.0 million favorable litigation settlement within operating expenses for the year ended December 31, 2019 in the consolidated statement of income.
We identified the accounting for the Definitive Agreement with ON Semiconductor Corporation to be a critical audit matter because of the significant management judgments including the (a) identification of the elements in the Definitive Agreement, and (b) determination of the appropriate timing of recognition of the elements in the Definitive Agreement. Given these significant management judgments, performing audit procedures of the Definitive Agreement involved significant auditor judgment and an increased extent of effort, including the need for us to involve professionals with expertise in the accounting for such transactions, when performing the audit procedures to evaluate the appropriateness of the accounting conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the elements of the Definitive Agreement included the following, among others:

•
We tested the effectiveness of controls over management’s evaluation of the accounting for the settlement including the technical evaluation of the elements of the agreement and timing of recognition of those elements.

•	We obtained and reviewed the agreement to identify the elements that exist in the agreement and evaluated the nature of the elements that arose.

•	We utilized professionals in our firm having expertise in accounting for contingencies to assist in our evaluation of the Company’s accounting for the agreement.

•	We performed audit procedures to understand the nature of the elements of the agreement including an evaluation of the appropriateness of the recognition and timing of the amounts received.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 6, 2020

We have served as the Company's auditor since 2005.

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share amounts and par value)	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$178,690	$134,137
Short-term marketable securities	232,398	94,451
Accounts receivable, net of allowance for doubtful accounts of $763 and $706 in 2019 and 2018, respectively	24,274	11,072
Inventories	90,380	80,857
Prepaid expenses and other current assets	15,597	11,915
Total current assets	541,339	332,432
PROPERTY AND EQUIPMENT, net	116,619	114,117
INTANGIBLE ASSETS, net	16,865	21,152
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	2,836	6,906
OTHER ASSETS	34,388	22,241
Total assets	$803,896	$588,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,433	$31,552
Accrued payroll and related expenses	13,408	12,131
Taxes payable	584	933
Other accrued liabilities	9,051	3,750
Total current liabilities	50,476	48,366
LONG-TERM INCOME TAXES PAYABLE	14,617	8,652
DEFERRED TAX LIABILITIES	164	216
OTHER LIABILITIES	14,093	4,391
Total liabilities	79,350	61,625
COMMITMENTS AND CONTINGENCIES (NOTES 11, 12, and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000,000 shares
Outstanding - 29,430,962 and 28,888,643 shares in 2019 and 2018, respectively	28	28
Additional paid-in capital	152,117	126,164
Accumulated other comprehensive loss	(3,130)	(1,689)
Retained earnings	575,531	402,569
Total stockholders’ equity	724,546	527,072
Total liabilities and stockholders’ equity	$803,896	$588,697
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
NET REVENUES	$420,669	$415,955	$431,755
COST OF REVENUES	207,267	201,167	218,091
GROSS PROFIT	213,402	214,788	213,664

OPERATING EXPENSES:
Research and development	73,470	70,580	68,501
Sales and marketing	54,297	53,064	51,384
General and administrative	37,582	35,496	36,142
Litigation settlement	(168,969)	—	—
Total operating expenses	(3,620)	159,140	156,027
INCOME FROM OPERATIONS	217,022	55,648	57,637
OTHER INCOME	5,392	4,116	2,662
INCOME BEFORE INCOME TAXES	222,414	59,764	60,299
PROVISION (BENEFIT) FOR INCOME TAXES	28,946	(10,220)	32,690
NET INCOME	$193,468	$69,984	$27,609

EARNINGS PER SHARE:
Basic	$6.61	$2.38	$0.93
Diluted	$6.49	$2.32	$0.90

SHARES USED IN PER SHARE CALCULATION:
Basic	29,267	29,456	29,674
Diluted	29,816	30,147	30,545
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$193,468	$69,984	$27,609
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in 2019, 2018 and 2017	(518)	(236)	79
Unrealized gain (loss) on marketable securities, net of $0 tax in 2019, 2018 and 2017	849	161	(207)
Unrealized actuarial gain (loss) on pension benefits, net of tax of $497, ($144), and ($194) in 2019, 2018 and 2017, respectively	(1,772)	525	699
Total other comprehensive income (loss)	(1,441)	450	571
Total comprehensive income	$192,027	$70,434	$28,180
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2017	29,250	$28	$172,875	$(2,710)	$332,891	$503,084
Cumulative-effect adjustment from adoption of ASC 2016-09	—	—	—	—	7,542	7,542
Issuance of common stock under employee stock option and stock award plans	569	1	5,086	—	—	5,087
Repurchase of common stock	(129)	—	(9,188)	—	—	(9,188)
Issuance of common stock under employee stock purchase plan	92	—	4,934	—	—	4,934
Stock-based compensation expense related to employee stock options and awards	—	—	23,337	—	—	23,337
Stock-based compensation expense related to employee stock purchases	—	—	1,340	—	—	1,340
Payment of dividends to stockholders	—	—	—	—	(16,634)	(16,634)
Unrealized actuarial gain on pension benefits	—	—	—	699	—	699
Unrealized loss on marketable securities	—	—	—	(207)	—	(207)
Foreign currency translation adjustment	—	—	—	79	—	79
Net income	—	—	—	—	27,609	27,609
BALANCE AT DECEMBER 31, 2017	29,782	29	198,384	(2,139)	351,408	547,682
Issuance of common stock under employee stock option and stock award plans	591	—	4,010	—	—	4,010
Repurchase of common stock	(1,572)	(1)	(103,153)	—	—	(103,154)
Issuance of common stock under employee stock purchase plan	88	—	5,343	—	—	5,343
Stock-based compensation expense related to employee stock options and awards	—	—	20,027	—	—	20,027
Stock-based compensation expense related to employee stock purchases	—	—	1,553	—	—	1,553
Payment of dividends to stockholders	—	—	—	—	(18,823)	(18,823)
Unrealized actuarial gain on pension benefits	—	—	—	525	—	525
Unrealized gain on marketable securities	—	—	—	161	—	161
Foreign currency translation adjustment	—	—	—	(236)	—	(236)
Net income	—	—	—	—	69,984	69,984
BALANCE AT DECEMBER 31, 2018	28,889	28	126,164	(1,689)	402,569	527,072
Issuance of common stock under employee stock option and stock award plans	565	—	4,359	—	—	4,359
Repurchase of common stock	(121)	—	(7,302)	—	—	(7,302)
Issuance of common stock under employee stock purchase plan	98	—	5,549	—	—	5,549
Stock-based compensation expense related to employee stock awards	—	—	21,686	—	—	21,686
Stock-based compensation expense related to employee stock purchases	—	—	1,661	—	—	1,661
Payment of dividends to stockholders	—	—	—	—	(20,506)	(20,506)
Unrealized actuarial loss on pension benefits	—	—	—	(1,772)	—	(1,772)
Unrealized gain on marketable securities	—	—	—	849	—	849
Foreign currency translation adjustment	—	—	—	(518)	—	(518)
Net income	—	—	—	—	193,468	193,468
BALANCE AT DECEMBER 31, 2019	29,431	$28	$152,117	$(3,130)	$575,531	$724,546
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,468	$69,984	$27,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,190	18,918	18,374
Amortization of intangibles	5,213	5,267	6,083
Loss on disposal of property and equipment	249	553	360
Stock-based compensation expense	23,347	21,580	24,677
Amortization of premium (accretion of discount) on marketable securities	(192)	227	1,100
Deferred income taxes	4,019	(4,465)	15,838
Increase (decrease) in accounts receivable allowances	57	(28)	209
Change in operating assets and liabilities:
Accounts receivable	(13,259)	5,754	(10,479)
Inventories	(9,523)	(23,770)	(4,523)
Prepaid expenses and other assets	(2,132)	(1,495)	(17,646)
Accounts payable	(6,556)	1,336	396
Taxes payable and accrued liabilities	10,618	(9,897)	20,041
Net cash provided by operating activities	224,499	83,964	82,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,114)	(24,677)	(32,496)
Acquisition of technology licenses	(1,026)	(900)	—
Purchases of marketable securities	(207,240)	(62,833)	(151,663)
Proceeds from sales and maturities of marketable securities	70,334	157,551	149,443
Net cash provided by (used in) investing activities	(162,046)	69,141	(34,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	9,908	9,353	10,020
Repurchase of common stock	(7,302)	(103,153)	(9,188)
Payments of dividends to stockholders	(20,506)	(18,823)	(16,634)
Proceeds from draw on line of credit	—	8,000	5,000
Payments on line of credit	—	(8,000)	(5,000)
Net cash used in financing activities	(17,900)	(112,623)	(15,802)

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,553	40,482	31,521
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,137	93,655	62,134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178,690	$134,137	$93,655

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$4,355	$1,818	$4,913
Unpaid technology licenses	$—	$100	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net of refunds (Note 11)	$21,327	$7,437	$(1,571)
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

Power Integrations, Inc. (“Power Integrations” or the “Company”), incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. The Company’s products are used in power converters that convert electricity from a high-voltage source to the type of power required for a specified downstream use. A large percentage of the Company’s products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating the Company’s products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and other building-automation and security devices. The Company also supplies high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes. In 2018, the Company introduced a new category of power-conversion ICs: a family of motor-driver ICs addressing brushless DC (BLDC) motors used in refrigerators, HVAC systems, ceiling fans and other consumer-appliance and light commercial applications. The Company also offers high-voltage gate drivers – either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry – used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs) and silicon-carbide (SiC) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

Segment Reporting
The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of integrated circuits and related components for use primarily in the high-voltage power conversion markets. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

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

Marketable Securities
The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its consolidated balance sheet. As of December 31, 2019, and December 31, 2018, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds, government securities and/or other high-quality commercial securities.

Employee Benefits Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $1.4 million, $1.3 million and $1.2 million in 2019, 2018 and 2017, respectively.

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

Foreign Currency Risk and Foreign Currency Translation
As of December 31, 2019, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in the consolidated statements of income.
Gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in the accompanying consolidated statements of income. In the year ended December 31, 2019, the Company realized a foreign exchange transaction loss of $0.3 million and a loss of $0.1 million in each of 2018 and 2017.
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

Advertising
Advertising costs are expensed as incurred. In 2019, advertising costs amounted to $1.4 million and were $1.2 million and $1.3 million in each of 2018 and 2017.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2019. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Adoption of New Accounting Standards
In February 2016, the FASB amended the existing accounting standards for leases, Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP. The Company adopted the new standards in the first quarter of 2019, effective January 1, 2019, using the optional transition method, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the practical expedients under the transition guidance, which includes the use of hindsight in determining the lease term and the practical expedient package to not reassess whether any expired or existing contracts are or contain leases, to not reassess the classification of any expired or existing leases, and to not reassess initial direct costs for any existing leases. In addition, the Company elected the practical expedient to recognize lease and non-lease components as a single lease component. The Company has elected not to record on the balance sheet leases with an initial term of twelve months or less. Upon adoption, the Company recognized both right-of-use assets and corresponding lease liabilities of approximately $7.3 million and $7.2 million, respectively, on the consolidated balance sheet. The difference between the right-of-use assets and lease liabilities was due to prepaid rent. There was no impact on the consolidated statement of income or the consolidated statement of cash flows.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The Company is required to adopt the new standards in the first quarter of fiscal 2020, with early adoption permitted. The amendments require a modified-retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. The Company does not expect the standard to have a material impact on its financial statements upon adoption.

3. COMPONENTS OF THE COMPANY’S CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(in thousands)	December 31, 2019	December 31, 2018
Accounts receivable trade	$61,036	$54,055
Accrued ship and debit	(33,475)	(40,118)
Allowance for stock rotation and rebate	(2,524)	(2,159)
Allowance for doubtful accounts	(763)	(706)
Total	$24,274	$11,072

Inventories

(in thousands)	December 31, 2019	December 31, 2018
Raw materials	$39,058	$41,138
Work-in-process	25,982	15,612
Finished goods	25,340	24,107
Total	$90,380	$80,857

Prepaid Expenses and Other Current Assets

(in thousands)	December 31, 2019	December 31, 2018
Prepaid income tax	$5,615	$3,081
Prepaid legal fees	16	181
Prepaid maintenance agreements	819	2,047
Advance to suppliers	3,579	2,157
Interest receivable	1,279	595
Other	4,289	3,854
Total	$15,597	$11,915

Property and Equipment

(in thousands)	December 31, 2019	December 31, 2018
Land	$21,790	$20,288
Construction-in-progress	18,604	21,696
Building and improvements	55,785	53,610
Machinery and equipment	168,576	160,028
Computer software and hardware and office furniture and fixtures	52,265	53,681
	317,020	309,303
Accumulated depreciation	(200,401)	(195,186)
Total	$116,619	$114,117

Depreciation expense for property and equipment for fiscal years ended December 31, 2019, 2018 and 2017, was approximately $19.2 million, $18.9 million and $18.4 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years
Machinery and equipment	2-8 years
Computer software and hardware and office furniture and fixtures	4-7 years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2019, 2018 and 2017, was approximately $160.7 million, $167.6 million and $159.5 million, respectively. In 2019, approximately 14% of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors. In each of 2018 and 2017, 12% of total property and equipment was held in Thailand. No other country held 10% or more of total property and equipment in the periods presented.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three years ended December 31, 2019:

(in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Balance at January 1, 2017	$(220)	$(1,936)		$(554)	$(2,710)
Other comprehensive income (loss) before reclassifications	(207)	502		79	374
Amounts reclassified from accumulated other comprehensive loss	—	197	(1)	—	197
Other comprehensive income	(207)	699		79	571
Balance at December 31, 2017	(427)	(1,237)		(475)	(2,139)
Other comprehensive income (loss) before reclassifications	161	401		(236)	326
Amounts reclassified from accumulated other comprehensive loss	—	124	(1)	—	124
Other comprehensive income	161	525		(236)	450
Balance at December 31, 2018	(266)	(712)		(711)	(1,689)
Other comprehensive income (loss) before reclassifications	849	(1,839)		(518)	(1,508)
Amounts reclassified from accumulated other comprehensive loss	—	67	(1)	—	67
Other comprehensive loss	849	(1,772)		(518)	(1,441)
Balance at December 31, 2019	$583	$(2,484)		$(1,229)	$(3,130)
_______________

(1)	This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost for the years ended December 31, 2019, 2018 and 2017.

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
The Company’s cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) include investment-grade corporate bonds and commercial paper. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The Company does not hold any instruments that would be classified within Level 3 of the fair-value hierarchy.
The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2019, and 2018, was as follows:

	Fair Value Measurement at
	December 31, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$232,398	$—	$232,398
Commercial paper	146,955	—	146,955
Money market funds	2,983	2,983	—
Total	$382,336	$2,983	$379,353

	Fair Value Measurement at
	December 31, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$94,451	$—	$94,451
Commercial paper	96,366	—	96,366
Money market funds	304	304	—
Total	$191,121	$304	$190,817

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2019, and 2018.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2019, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$15,934	$18	$—	$15,952
Total	15,934	18	—	15,952
Investments due in 4-12 months:
Corporate securities	71,223	269	—	71,492
Total	71,223	269	—	71,492
Investments due in 12 months or greater:
Corporate securities	144,658	302	(6)	144,954
Total	144,658	302	(6)	144,954
Total marketable securities	$231,815	$589	$(6)	$232,398

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

The weighted average interest rate of investments at December 31, 2019 and 2018, was approximately 2.17% and 2.65%, respectively. As of December 31, 2019 and 2018, there were no individual securities that had been in a continuous loss position for 12 months or greater.

6. GOODWILL AND INTANGIBLE ASSETS:
The carrying amount of goodwill as of December 31, 2019 and 2018 was $91.8 million with no changes to goodwill in any of the respective fiscal years.
Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, domain name, in-process R&D and patent rights, and are reported net of accumulated amortization.
The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, customer relationships, technology licenses and in-place leases, which range from two to twelve years, with the exception of $1.3 million paid to acquire an internet domain name. The Company acquired the rights to the internet domain name www.power.com, which is now the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life. Amortization of acquired intangible assets was approximately $5.2 million, $5.3 million and $6.1 million in the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, the Company placed in service $4.7 million of in-process research and development intangible assets. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2019			December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	—	—	—	4,690	—	4,690
Developed technology	37,960	(25,933)	12,027	33,270	(22,464)	10,806
Customer relationships	20,030	(18,098)	1,932	20,030	(16,520)	3,510
Technology licenses	1,926	(281)	1,645	1,000	(115)	885
Total intangible assets	$61,177	$(44,312)	$16,865	$60,251	$(39,099)	$21,152

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2019, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2020	$4,359
2021	3,494
2022	2,415
2023	2,173
2024	1,279
Thereafter	1,884
Total	$15,604

7. STOCK PLANS AND SHARE BASED COMPENSATION:
Stock Plans
As of December 31, 2019, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (which was adopted by the board of directors on January 27, 2009) to non-employee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program provides for grants to outside directors as follows: effective annually, upon the first trading day of July, each outside director would receive a grant of an equity award with an aggregate value of $120,000. At each outside director’s election, such award would consist entirely of RSUs or entirely of stock options. The quantity of options would be calculated by dividing $120,000 by the Black-Scholes value on the date of grant. The quantity of RSUs issued would be calculated by dividing $120,000 by the grant-date fair value.  Further, on the date of election of a new outside director, such new director would receive such grant as continuing outside directors receive on the first trading day of July; provided, however, that such grant is prorated for the portion of the year that such new outside director will serve until the next first trading day of July. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.
2016 Incentive Award Plan
The 2016 Incentive Award Plan (2016 Plan) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the 2016 Plan. As of December 31,

2019, 0.8 million awards have been issued and approximately 1.7 million shares of common stock remain available for future grant under the 2016 Plan.
1997 Employee Stock Purchase Plan
Under the 1997 Employee Stock Purchase Plan (Purchase Plan), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3.5 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2019, of the shares reserved for issuance, 3.2 million shares had been purchased and 0.3 million shares were reserved for future issuance under the Purchase Plan.
Shares Reserved
As of December 31, 2019, the Company had approximately 2.1 million shares of common stock reserved for future grant under all stock plans.
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
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of revenues	$1,237	$1,097	$1,321
Research and development	8,423	7,688	8,496
Sales and marketing	5,015	4,729	5,197
General and administrative	8,672	8,066	9,663
Total stock-based compensation expense	$23,347	$21,580	$24,677

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2019:

	Unrecognized Compensation Expense for Unvested Awards (in thousands)	Weighted Average Remaining Recognition Period (in years)
Long-term performance-based awards	$1,693	2.00
Restricted stock units	35,276	2.94
Purchase plan	142	0.08
Total unrecognized compensation expense	$37,111

Stock-based compensation expense in the year ended December 31, 2019, was approximately $23.3 million (comprising approximately $17.5 million related to restricted stock units, $4.1 million related to performance-based awards and $1.7 million related to the Company’s Purchase Plan).
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
The Company did not grant stock options in the years ended December 31, 2019, 2018 and 2017, and therefore no fair-value assumptions are reported.
The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rates	2.28%	1.94%	0.91%
Expected volatility rates	37%	31%	30%
Expected dividend yield	0.91%	0.89%	0.80%
Expected term of purchase rights (in years)	0.50	0.50	0.50
Weighted-average estimated fair value of purchase rights	$19.39	$17.33	$16.74

A summary of stock options outstanding as of December 31, 2019, and activity during three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	697	$28.62
Granted	—	—
Exercised	(186)	$27.48
Forfeited or expired	—	—
Outstanding at December 31, 2017	511	$29.03
Granted	—	—
Exercised	(176)	$22.60
Forfeited or expired	—	—
Outstanding at December 31, 2018	335	$32.41
Granted	—	—
Exercised	(168)	$25.96
Forfeited or expired	—	—
Outstanding at December 31, 2019	167	$38.88	1.30	$10,051
Vested and Exercisable at December 31, 2019	167		1.30	$10,051

The total intrinsic value of options exercised during the year ended December 31, 2019, 2018 and 2017, was $8.3 million, $7.5 million and $8.9 million, respectively.
The following table summarizes the stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
(shares in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$32.26 - $38.07	92	0.74	$36.80	92	$36.80
$39.49 - $42.88	75	1.99	$41.43	75	$41.43
	167	1.30	$38.88	167	$38.88

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
A summary of PSU awards outstanding as of December 31, 2019, and activity during the three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	99	$46.25
Granted	88	$63.99
Vested	(99)	$46.25
Forfeited or canceled	(9)	$63.99
Outstanding at December 31, 2017	79	$63.99
Granted	89	$62.87
Vested	(79)	$63.99
Forfeited or canceled	(63)	$62.87
Outstanding at December 31, 2018	26	$62.87
Granted	93	$70.11
Vested	(26)	$62.87
Forfeited or canceled	(32)	$70.11
Outstanding at December 31, 2019	61	$70.11	—	$5,999
Outstanding and expected to vest at December 31, 2019	61		—	$5,999

The grant-date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2019, 2018 and 2017 were approximately $1.6 million, $5.1 million and $4.6 million, respectively.
PRSU Awards (Long-term Performance Based)
The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU Plan's established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2019, 2018 and 2017 were based on the Company’s annual revenue growth over the respective three-year performance period.
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

A summary of PRSU awards outstanding as of December 31, 2019, and activity during the three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	150	$47.65
Granted	71	$63.00
Vested	—	—
Forfeited or canceled	(37)	$51.59
Outstanding at December 31, 2017	184	$52.80
Granted	72	$59.90
Vested	(38)	$52.45
Forfeited or canceled	(5)	$43.26
Outstanding at December 31, 2018	213	$55.48
Granted	72	$68.17
Vested	(70)	$43.26
Forfeited or canceled	(71)	$63.00
Outstanding at December 31, 2019	144	$64.05	1.50	$14,203
Outstanding and expected to vest at December 31, 2019	58		2.00	$5,768

The grant-date fair value of PRSU awards released, which were fully vested, in the year ended December 31, 2019 and 2018 were approximately $3.0 million and $2.0 million, respectively.

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
A summary of RSU awards outstanding as of December 31, 2019, and activity during the three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	718	$47.54
Granted	558	$60.82
Vested	(284)	$46.52
Forfeited	(44)	$50.89
Outstanding at December 31, 2017	948	$55.51
Granted	275	$62.85
Vested	(296)	$53.78
Forfeited	(32)	$59.43
Outstanding at December 31, 2018	895	$58.19
Granted	291	$69.79
Vested	(301)	$56.19
Forfeited	(25)	$63.43
Outstanding at December 31, 2019	860	$62.66	1.58	$85,037
Outstanding and expected to vest at December 31, 2019	801		1.50	$79,192

The grant-date fair value of RSUs vested in the years ended December 31, 2019, 2018 and 2017, was approximately $16.9 million, $15.9 million and $13.2 million, respectively.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:
Customer Concentration
The Company's top ten customers accounted for approximately 54%, 56% and 54% of revenues in 2019, 2018 and 2017, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors in 2019, 2018 and 2017 were $304.6 million, $313.9 million and $330.9 million, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of 2019, 2018 and 2017 one distributor accounted for more than 10% of revenues. The following table discloses this customer’s percentage of net revenues for the respective years:

	Year Ended December 31,
Customer	2019	2018	2017
Avnet	11%	14%	16%

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2019 and December 31, 2018, 63% and 64% of accounts receivable were concentrated with the Company’s top ten customers, respectively.
The following customers represented 10% or more of accounts receivable:

Customer	December 31, 2019	December 31, 2018
Powertech Distribution Ltd.	10%	11%
Avnet	*	17%

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

Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues based on “bill to” customer locations were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
United States of America	$10,662	$15,315	$16,647
Hong Kong/China	237,341	218,752	227,335
Taiwan	36,297	43,081	50,307
Korea	30,395	33,877	38,012
Western Europe (excluding Germany)	36,025	49,834	48,230
Japan	15,496	19,897	20,769
Germany	20,197	14,403	11,558
Other	34,256	20,796	18,897
Total net revenues	$420,669	$415,955	$431,755

9. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
Over the years the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock, including $60.0 million, $30.0 million and $110.0 million in 2015, 2017, and 2018, respectively, with repurchases to be executed according to pre-defined price/volume guidelines. In 2017, 2018 and 2019 the Company purchased approximately 129,000, 1,572,000 and 121,000 shares, respectively, for approximately $9.2 million, $103.2 million and $7.3 million, respectively. As of December 31, 2019, the Company had $43.9 million available for future stock repurchases, which has no expiration date. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements and business conditions as well as other factors.
Common Stock Dividend
The following table presents the quarterly dividends declared per share of the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
First Quarter	$0.17	$0.16	$0.14
Second Quarter	$0.17	$0.16	$0.14
Third Quarter	$0.17	$0.16	$0.14
Fourth Quarter	$0.19	$0.16	$0.14

The Company paid a total of approximately $20.5 million, $18.8 million and $16.6 million in cash dividends during 2019, 2018 and 2017, respectively.
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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Basic earnings per share:
Net income	$193,468	$69,984	$27,609
Weighted-average common shares	29,267	29,456	29,674
Basic earnings per share	$6.61	$2.38	$0.93
Diluted earnings per share (1):
Net income	$193,468	$69,984	$27,609
Weighted-average common shares	29,267	29,456	29,674
Effect of dilutive securities:
Employee stock plans	549	691	871
Diluted weighted-average common shares	29,816	30,147	30,545
Diluted earnings per share	$6.49	$2.32	$0.90
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included in the 2019, 2018 and 2017 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the years ended December 31, 2019, 2018, and 2017, no outstanding stock awards were determined to be anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

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
U.S. and foreign components of income before income taxes were:

	Year Ended December 31,
(in thousands)	2019	2018	2017
U.S. operations	$82,692	$(6,529)	$(6,944)
Foreign operations	139,722	66,293	67,243
Total income before income taxes	$222,414	$59,764	$60,299

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current provision (benefit):
Federal	$18,293	$(6,382)	$35,311
State	184	4	4
Foreign	1,293	938	1,483
	19,770	(5,440)	36,798
Deferred provision (benefit):
Federal	9,683	(4,593)	(3,640)
State	—	—	—
Foreign	(507)	(187)	(468)
	9,176	(4,780)	(4,108)
Total	$28,946	$(10,220)	$32,690

The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2019	2018	2017
Provision (benefit) computed at Federal statutory rate	21.0%	21.0%	35.0%
Business tax credits	(2.4)	(9.1)	(5.7)
Stock-based compensation	(0.2)	(2.2)	(5.0)
Foreign income taxed at different rate	(12.7)	(25.0)	(37.3)
GILTI inclusion	6.2	10.6	—
U.S. Tax Act - transition tax	0.1	(16.2)	54.1
U.S. Tax Act - deferred tax asset and liability adjustment	—	—	8.1
Valuation allowance	0.8	2.8	2.2
Other	0.2	1.0	2.8
Total	13.0%	(17.1)%	54.2%

The Company’s effective tax rate is impacted by the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction. Additionally, in 2018 the Company’s effective tax rate was favorably impacted by revisions to the Tax Act resulting in a $9.7 million income tax benefit. In 2017 our effective tax rate was also impacted by a $37.5 million charge resulting from the enactment of the Tax Act.

The components of the net deferred income tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Other reserves and accruals	$3,099	$3,695
Tax credit carry-forwards	18,968	18,052
Stock compensation	1,644	3,050
Capital losses	157	157
Net operating loss	899	3,144
Other	1,000	—
Valuation allowance	(20,822)	(19,955)
	4,945	8,143
Deferred tax liabilities:
Depreciation	(2,273)	(1,423)
Other	—	(30)
	(2,273)	(1,453)
Net deferred tax assets	$2,672	$6,690

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
As of December 31, 2019, the Company continues to maintain a valuation allowance primarily as a result of capital losses for federal purposes, and on its California, New Jersey and Canada deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.
As of December 31, 2019, the Company had utilized all of its federal research and development tax credit carry-forwards. As of December 31, 2019, the Company had California research and development tax credit carry-forwards of approximately $27.5 million (there is no expiration of research and development tax credit carry-forwards for the state of California) and California net operating losses of $24.6 million which will begin to expire in 2031. As of December 31, 2019, the Company had Canadian scientific research and experimental development tax credit carry-forwards of approximately $3.1 million and New Jersey research and experimental development tax credit carry-forwards of approximately $0.7 million, which will start to expire in 2030 and 2026, respectively.
The Tax Act signed into law on December 22, 2017, generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, the Company has not provided for U.S. taxes on its undistributed earnings of foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.

Unrecognized Tax Benefits
The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

(in thousands)	Unrecognized Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2017	$15,393
Gross Increase for Tax Positions of Current Year	1,699
Gross Decrease for Tax Positions of Prior Years	(409)
Unrecognized Tax Benefits Balance at December 31, 2017	16,683
Gross Increase for Tax Positions of Current Year	1,994
Gross Decrease for Tax Positions of Prior Years	(70)
Unrecognized Tax Benefits Balance at December 31, 2018	18,607
Gross Increase for Tax Positions of Current Year	1,379
Gross Decrease for Tax Positions of Prior Years	(937)
Unrecognized Tax Benefits Balance at December 31, 2019	$19,049

The Company's total unrecognized tax benefits as of December 31, 2019, 2018 and 2017, were $19.0 million, $18.6 million and $16.7 million, respectively. An income tax benefit of $10.6 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.
The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $0.1 million as of both December 31, 2019 and 2018, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.
As of December 31, 2019, the Company has concluded all U.S. federal income tax matters for the years through 2012. However, due to tax attributes, the IRS may calculate tax adjustments for subsequent years for positions taken prior to 2012. There are currently no pending income tax audits.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. In February 2016, the Commissioner appealed the Tax Court decision. On July 24, 2018, the U.S. Ninth Circuit Court of Appeals reversed the U.S. Tax Court’s decision Altera Corp. v. Commissioner; the reversal was subsequently withdrawn. On June 7, 2019, the Ninth Circuit Court of Appeals overturned the U.S. Tax Court decision. The Company has reviewed this case and its impact and concluded that no adjustment to the consolidated financial statements is appropriate at this time. The Company will continue to monitor ongoing developments and potential impacts to the consolidated financial statements.

12. LEASES AND COMMITEMENTS:
Facilities and Leases
The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey and a test facility in Biel, Switzerland. The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities, design centers and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $2.5 million, $2.2 million and $2.0 million in the years ended December 31, 2019, 2018 and 2017, respectively, while short-term and variable lease expenses were not material during these periods.

Balance sheet information related to leases was as follows:

(In thousands)	Balance Sheet Classification	December 31, 2019
Right-of-use assets
Operating lease assets	Other assets	$9,521
Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$1,954
Non-current operating lease liabilities	Other liabilities	7,031
Total		$8,985

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

Lease term and discount rate	December 31, 2019
Weighted average remaining lease term	4.8 years
Weighted average discount rate	3.9%

Supplemental cash flows information related to leases was as follow:

Year-ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,964

Right-of-use assets obtained in exchange for new operating lease obligations	$4,884

Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2019, are as follows:

(In thousands)	December 31, 2019
2020	$2,131
2021	2,313
2022	1,923
2023	1,690
2024	699
Thereafter	1,082
Total future minimum lease payments	9,838
Less imputed interest	(853)
Total	$8,985

Purchase Obligations
At December 31, 2019, the Company had no non-cancelable purchase obligations that were due beyond one year.

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

On October 4, 2019, the Company entered into a binding term sheet (the “Term Sheet”) with ON Semiconductor Corporation and its wholly owned subsidiaries Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild (Taiwan) Corporation, and Semiconductor Components Industries, LLC (collectively, “ON”) pursuant to which the parties agreed to end all outstanding legal and administrative disputes. Pursuant to the Term Sheet, ON agreed to pay the Company $175.0 million in cash. In addition, each party agreed to release the other party from any claims to damages or monetary relief for certain alleged acts of patent infringement across the various patent infringement litigations, occurring on or before June 30, 2020, and not to file any additional action for legal or equitable relief prior to June 30, 2023 (although following that date a party may file a legal action for alleged patent infringement occurring after June 30, 2020). Neither party granted any licenses to the other. On October 19, 2019, the parties memorialized the terms of the Term Sheet in a definitive agreement (the “Definitive Agreement”). On October 22, 2019, the Company received ON’s payment of $175.0 million. Subject to the Definitive Agreement, the Company and ON have dismissed, withdrawn, and/or terminated all legal proceedings between the parties. The Company recorded a net $169.0 million favorable litigation settlement within operating expenses for the year ended December 31, 2019 in the consolidated statement of income.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. The Company believes it has strong defenses, and intends to vigorously defend itself against Opticurrent’s claims through appeals, which are currently under way, with briefing completed and oral argument to follow in the coming months.
On June 19, 2019, Opticurrent, LLC filed a follow-on lawsuit accusing more of the Company’s products of infringing the same claim of the same patent asserted in the parties’ prior litigation, as described above. The Company believes it has strong defenses, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow if necessary.
On January 6, 2020, the Company filed a complaint against CogniPower LLC for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to three patents that CogniPower had charged the Company’s customers with infringing. The case is in its preliminary stages, and no schedule has been set for the case at this time, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s infringement claims, with appeals to follow if necessary.
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
The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the years ended December 31, 2019, 2018 and 2017. At December 31, 2019, the projected benefit obligation was $14.8 million, the plan assets were $8.2 million and the net pension liability was $6.6 million. As of December 31, 2018, the projected benefit obligation was $10.2 million, the plan assets were $6.4 million, and the net pension liability was $3.8 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2019 and 2018, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2020. The unrealized actuarial loss on pension benefits, net of tax, at December 31, 2019, 2018 and 2017 was $2.5 million, $0.7 million and $1.2 million, respectively. These amounts were reflected in Note 3 under the caption accumulated other comprehensive loss.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, Defined Benefits Plan, the Company recognizes the over-funded or under-funded status of its defined post-retirement plan as an asset or liability in its statement of financial position. The Company measured the plan assets and benefit obligations as of the date of the fiscal year-end.

15. BANK LINE OF CREDIT:
On July 27, 2016, the Company entered into a credit agreement with a bank (the "Credit Agreement") that provides the Company with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2019, $6.2 million was reserved against the available credit in the form a standby letter of credit. The Company was compliant with all covenants and had no advances outstanding under the Credit Agreement.

16. SELECTED QUARTERLY INFORMATION (Unaudited):
The following tables set forth certain data from the Company's consolidated statements of income for each of the quarters in the years ended December 31, 2019 and 2018.
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

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands, except per share data)	2019 (1)	2019	2019	2019	2018	2018	2018	2018
Net revenues	$114,457	$114,159	$102,865	$89,188	$93,307	$110,085	$109,482	$103,081
Gross profit	58,225	58,131	51,572	45,474	48,005	57,005	56,234	53,544
Net income	$158,291	$17,099	$10,845	$7,233	$22,736	$17,667	$15,381	$14,200
Earnings per share
Basic	$5.38	$0.58	$0.37	$0.25	$0.78	$0.60	$0.52	$0.48
Diluted	$5.28	$0.57	$0.37	$0.25	$0.77	$0.59	$0.51	$0.46
Shares used in per share calculation
Basic	29,427	29,385	29,297	28,951	29,164	29,365	29,505	29,799
Diluted	30,005	29,866	29,702	29,446	29,651	29,998	30,183	30,552

_______________

(1)
In October 2019 the Company entered into a favorable litigation settlement with ON Semiconductor Corporation which resulted in a $169.0 million net gain (Refer to Note 13, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

Schedule II
Valuation and Qualifying Accounts

The Company maintains an allowance for the distributors’ ship and debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship and debit amounts and levels of inventory in the distributor channels.
The following is a summary of the activity in the allowance for ship and debit credits:

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for ship and debit credits:
Year ended December 31, 2017	$38,075	$273,492	$(272,081)	$39,486
Year ended December 31, 2018	$39,486	$242,068	$(241,436)	$40,118
Year ended December 31, 2019	$40,118	$230,278	$(236,921)	$33,475

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
Management conducted an assessment of Power Integrations' internal control over financial reporting as of December 31, 2019, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of Power Integrations' internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 6, 2020 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 6, 2020

Item 9B. Other Information.
Compensation Matters
On February 4, 2020, the Compensation Committee of the Board of Directors of Power Integrations, Inc. (the “Company”) took the following compensation actions with respect to the Company’s chief executive officer, chief financial officer, and other “named executive officers” as defined in Rule 402 of SEC Regulation S-K (collectively, the “Officers”).
2020 Performance-based Incentive Plan
Approved the 2020 Performance-based Incentive Plan (the “2020 PSU Plan”) as follows:
Each Officer, as described below, was granted performance stock units, referred to as “PSUs,” which will vest (referred to as a “payout” below) based on Company performance as against the 2020 PSU Plan’s established net revenue targets, non-GAAP operating income targets and strategic goals, each as established by the Compensation Committee. The 2020 target net revenue and non-GAAP operating income levels are intended to have difficulty in attainment levels consistent with the Company’s 2019 PSU Plan.
The portion of the performance stock units granted under the 2020 PSU Plan that will vest will be calculated independently for each of its net revenue, non-GAAP operating income and strategic goals components. “Net revenue” is as set forth in the Company’s annual report for 2020 to be filed with the Securities and Exchange Commission (“SEC”). “Non-GAAP operating income” means operating income for 2020 determined in accordance with GAAP but excluding the following items: (i) stock-based compensation expenses recorded under Accounting Standards Codification 718; (ii) amortization of acquisition-related intangible assets, and the fair-value write-up of acquired inventory; (iii) any other mergers and acquisitions related expenses; and (iv) any other adjustment made to arrive at the Company’s non-GAAP financial information as presented in the Company’s SEC filings. Further, in the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the net revenue and non-GAAP operating income targets shall be adjusted based on a revised plan approved by the Board of Directors. The strategic goals component is made up of five different strategic goals for the Company.
Weighting of the target components is as follows:

Net revenue	35%
Non-GAAP operating income	35%
Strategic goals	30%
Total	100%
 Net Revenue Component of the 2020 PSU Plan:
No payout will be made under the net revenue component of the 2020 PSU Plan if the Company’s 2020 actual net revenue does not exceed at least the established minimum amount of net revenue as set forth in the 2020 PSU Plan. To the extent 2020 actual net revenue is above the minimum amount of net revenue, the payout increases linearly from zero at the minimum amount of net revenue as set forth in the 2020 PSU Plan up to 100% of the net revenue component of the target when actual net revenue equals target net revenue in the 2020 PSU Plan. If 2020 actual net revenue is above the target amount of net revenue, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the net revenue component of the target when actual net revenue equals or exceeds the established target to achieve the maximum payout under the net revenue component of the 2020 PSU Plan.
Non-GAAP Operating Income Component of the 2020 PSU Plan:
No payout will be made under the non-GAAP operating income component of the 2020 PSU Plan if the Company’s 2020 actual non-GAAP operating income does not exceed at least the established minimum amount of non-GAAP operating income as set forth in the 2020 PSU Plan. To the extent 2020 actual non-GAAP operating income is above the minimum amount of non-GAAP operating income, the payout increases linearly from zero at the minimum amount of non-GAAP operating income as set forth in the 2020 PSU Plan up to 100% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals target non-GAAP operating income in the 2020 PSU Plan. If 2020 actual non-GAAP operating income is above the target amount of non-GAAP operating income, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals or exceeds the established target to achieve the maximum payout under the non-GAAP operating income component of the 2020 PSU Plan.
Strategic Goals Component of the 2020 PSU Plan:
Each of the five goals in the strategic goals component of the 2020 PSU Plan is assigned a weighting percentage, which percentages range from 2% to 14%, and which collectively add up to 30%. If the Company’s 2020 actual achievement of a goal does not exceed at least the established minimum requirement for a particular goal, then no amount is earned for that goal. To the extent 2020 actual performance for a goal is better than the established minimum for the goal, then the payout increases linearly from zero at the minimum amount of performance as set forth in the 2020 PSU Plan up to 100% of the amount for that goal when actual performance equals target performance for that goal in the 2020 PSU Plan. To the extent 2020 actual performance for a goal is better than the established target for the goal, then the payout for performance above target increases linearly from the target amount actual performance, up to a maximum of 200% for the specific goal when actual performance equals or exceeds the established target to achieve the maximum payout under the specific goal as set forth in the 2020 PSU Plan.
2020 Target Performance Stock Units
Approved the 2020 target performance stock units for the Officers as follows:

Executive Officer	Title	2020 Target PSUs
Balu Balakrishnan	President and Chief Executive Officer	7,500
Sandeep Nayyar	Chief Financial Officer	2,500
Radu Barsan	Vice President, Technology	2,200
David “Mike” Matthews	Vice President, Product Development	1,700
Ben Sutherland	Vice President, Worldwide Sales	1,700
The actual number of shares subject to the performance stock units is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if the actual net revenue, non-GAAP operating income and strategic goals achievement equal or exceed the established levels to achieve the maximum amount of the 2020 PSU Plan.
2020 Restricted Stock Unit Grants
Approved restricted stock units, referred to as “RSUs,” grants to the following Officers:

Executive Officer	Title	2020 RSU Grants
Balu Balakrishnan	President and Chief Executive Officer	22,000
Sandeep Nayyar	Chief Financial Officer	9,000
Radu Barsan	Vice President, Technology	7,800
David “Mike” Matthews	Vice President, Product Development	6,000
Ben Sutherland	Vice President, Worldwide Sales	6,000
The RSU grants will be effective on the grant date. Twenty-five percent (25%) of the RSUs vest on the one year anniversary of the vesting commencement date (as specified in the Officers’ RSU award agreements), and an additional twenty-five percent (25%) of the RSUs vest annually over the next three (3) years thereafter, subject to the respective Officer’s continuous service.
2020 Long-term Performance-Based Incentive Plan
Approved the 2020 Long-term Performance-Based Incentive Plan (“2020 PRSU Plan”) as follows:
Each Officer, as described below, was granted long term performance stock units, referred to as “PRSUs,” which will vest (referred to as a “payout” below) based on Company revenue performance as against the 2020 PRSU Plan’s established three year (years 2020, 2021 and 2022) compound annual growth rate (“CAGR”) of revenue as measured against a specified index of the analog semiconductor industry CAGR (the “Index”). The level of performance of the Company’s three-year revenue CAGR as against the Index is intended to have a difficulty in attainment level consistent with the Company’s 2019 PRSU Plan. The portion of the performance stock units that will vest will be calculated based on the Company’s actual three-year revenue CAGR as compared to the Index and awarded in early 2023 upon approval by the Compensation Committee. In the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the Company’s target three-year revenue CAGR as against the Index shall be adjusted based on a revised plan approved by the Board of Directors.
No payout will be made in early 2023 under the 2020 PRSU Plan if the Company’s actual three-year revenue CAGR does not exceed at least the established minimum amount as measured against the Index as set forth in the 2020 PRSU Plan. To the extent the Company’s actual three-year revenue CAGR exceeds at least the established minimum amount as measured against the Index as set forth in the 2020 PRSU Plan, the payout increases linearly from zero at the minimum CAGR performance level as measured against the Index as set forth in the 2020 PRSU Plan up to 100% when the Company’s actual three-year revenue CAGR equals the target at the specified level as set forth in the 2020 PRSU Plan. If the Company’s actual three-year revenue CAGR exceeds the target, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the target when the Company’s actual three-year revenue CAGR equals or exceeds the established amount to achieve the maximum payout as set forth in the 2020 PRSU Plan. Except to the extent provided in the executive officer benefits agreements between the Company and each Officer, each Officer must be employed through the end of the performance period to receive stock pursuant to the PRSUs under the 2020 PRSU Plan.

2020 Target PRSUs
Approved the target 2020 PRSUs for the Officers as follows:

Executive Officer	Title	2020 Target PRSUs
Balu Balakrishnan	President and Chief Executive Officer	22,000
Sandeep Nayyar	Chief Financial Officer	3,000
Radu Barsan	Vice President, Technology	2,600
David “Mike” Matthews	Vice President, Product Development	2,000
Ben Sutherland	Vice President, Worldwide Sales	2,000
The actual number of shares subject to the PRSUs is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if actual net revenue equals or exceeds the established level to achieve the maximum amount of the 2020 PRSU Plan.
2020 Salaries
Approved the 2020 salaries for the Officers, to be effective at the end of March 2020, as follows:

Executive Officer	Title	2020 Salary
Balu Balakrishnan	President and Chief Executive Officer	$640,000
Sandeep Nayyar	Chief Financial Officer	$395,000
Radu Barsan	Vice President, Technology	$370,000
David “Mike” Matthews	Vice President, Product Development	$335,000
Ben Sutherland	Vice President, Worldwide Sales	$335,000

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth under the caption “Information About our Executive Officers” in Part I, Item 1, above.
The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2019, or the Proxy Statement, and is incorporated herein by reference:

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

•	Information regarding Section 16(a) beneficial ownership reporting compliance, if any, will be set forth under the caption “Delinquent Section 16(a) Reports.”

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

(b)	Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Description of Power Integrations, Inc. Common Stock					X

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	DEF14A	000-23441	Appendix B	3/25/2016

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.3	8/6/2009

10.6*	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009	10-K	000-23441	10.62	3/2/2009

10.7*	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010	10-Q	000-23441	10.2	5/6/2010

10.8*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.9*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.10*	Director Equity Compensation Program					X

10.11*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.12*	Outside Director Cash Compensation Arrangements					X

10.13*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.2	8/7/2012

10.14*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

10.15*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2007 Equity Incentive Plan	10-Q	000-23441	10.1	5/6/2010

10.16*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (as used after to January 1, 2013) under the 2007 Equity Incentive Plan	10-K	000-23441	10.29	2/22/2013

10.17*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.84	2/10/2015

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.18*	Power Integrations, Inc. Amended and Restated 2016 Incentive Award Plan	10-Q	000-23441	10.1	7/25/2019

10.19*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan	10-K	000-23441	10.25	2/8/2017

10.20*	Form of Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.26	2/8/2017

10.21*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.27	2/8/2017

10.22†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.32	8/7/2003

10.23†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.31	8/7/2003

10.24†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	8-K	000-23441	10.22	4/18/2006

10.25	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.26	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.6	8/8/2008

10.27†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.28†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

10.29†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

10.30†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.31†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017	10-Q	000-23441	10.1	10/26/2017

10.32††	Amendment Number Nine to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 6, 2019	10-Q	000-23441	10.2	4/25/2019

10.33†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.34†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.35†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.36†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.1	5/8/2012

10.37†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd	10-Q	000-23441	10.1	11/1/2013

10.38†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.38	2/11/2016

10.39†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.39	2/11/2016

10.40†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.40	2/11/2016

10.41†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.46	2/8/2017

10.42†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.47	2/8/2017

10.43†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-K	000-23441	10.66	2/26/2010

10.44†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.45†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

10.46†	Amendment Number Two to the Wafer Supply Agreement, effective as of December 1, 2018, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries GmbH (formerly X-FAB Semiconductor Foundries AG)	10-K	000-23441	10.52	2/13/2019

10.47	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

10.48	First Amendment to Credit Agreement, dated April 30, 2018 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/26/2018

10.49*	2019 Executive Officer Compensation Arrangements and 2019 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/13/2019

10.50*	2018 Executive Officer Cash Compensation Arrangements and 2018 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/14/2018

10.51*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.52*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.53*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.54*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.55*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey	10-Q	000-23441	10.6	5/5/2014

10.56*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland	10-Q	000-23441	10.7	5/5/2014

10.57*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.58*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.10	5/5/2014

10.59*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

10.60*	Executive Officer Benefits Agreement, dates as of April 23, 2015, between Power Integrations, Inc. and Raja Petrakian	10-Q	000-23441	10.1	7/31/2015

10.61††	ON Semiconductor Corporation Settlement Agreement					X

10.62††	ON Semiconductor Corporation Term Sheet					X

21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.
All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

_____________

†
This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

††	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if disclosed.
*	Indicates a management contract or compensatory plan or arrangement.
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

POWER INTEGRATIONS, INC.

Dated:	February 6, 2020	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 6, 2020	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 6, 2020	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated:	February 6, 2020	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 6, 2020	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated:	February 6, 2020	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 6, 2020	By:	/s/ WILLIAM GEORGE
William George
Director and Chairman of the Board

Dated:	February 6, 2020	By:	/s/ WENDY ARIENZO
Wendy Arienzo
Director

Dated:	February 6, 2020	By:	/s/ NECIP SAYINER
Necip Sayiner
Director