Form 10-Q
period 2020-03-31
POWER INTEGRATIONS INC
filed 2020-05-07
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)
☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 4, 2020
Common Stock, $0.001 par value	29,840,080

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/ or adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to: the novel coronavirus pandemic (COVID-19), which could significantly disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business and has or could exacerbate the risks discussed below; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A -“Risk Factors” and Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,459	$178,690
Short-term marketable securities	232,183	232,398
Accounts receivable, net	20,597	24,274
Inventories	96,633	90,380
Prepaid expenses and other current assets	20,570	15,597
Total current assets	560,442	541,339
PROPERTY AND EQUIPMENT, net	123,430	116,619
INTANGIBLE ASSETS, net	15,748	16,865
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	1,739	2,836
OTHER ASSETS	34,231	34,388
Total assets	$827,439	$803,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,156	$27,433
Accrued payroll and related expenses	10,921	13,408
Taxes payable	567	584
Other accrued liabilities	5,826	9,051
Total current liabilities	54,470	50,476
LONG-TERM INCOME TAXES PAYABLE	14,840	14,617
DEFERRED TAX LIABILITIES	162	164
OTHER LIABILITIES	14,137	14,093
Total liabilities	83,609	79,350
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	162,343	152,117
Accumulated other comprehensive loss	(4,314)	(3,130)
Retained earnings	585,773	575,531
Total stockholders’ equity	743,830	724,546
Total liabilities and stockholders’ equity	$827,439	$803,896
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2020	2019
NET REVENUES	$109,664	$89,188
COST OF REVENUES	53,184	43,714
GROSS PROFIT	56,480	45,474

OPERATING EXPENSES:
Research and development	19,152	17,946
Sales and marketing	13,473	13,017
General and administrative	8,761	8,390
Total operating expenses	41,386	39,353
INCOME FROM OPERATIONS	15,094	6,121
OTHER INCOME	1,777	1,152
INCOME BEFORE INCOME TAXES	16,871	7,273
PROVISION FOR INCOME TAXES	985	40
NET INCOME	$15,886	$7,233

EARNINGS PER SHARE:
Basic	$0.54	$0.25
Diluted	$0.53	$0.25

SHARES USED IN PER SHARE CALCULATION:
Basic	29,602	28,951
Diluted	30,134	29,446
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
NET INCOME	$15,886	$7,233
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2020 and 2019	(283)	(22)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three months ended March 31, 2020 and 2019	(952)	334
Amortization of defined benefit pension items, net of tax of $31 and $5 in the three months ended March 31, 2020, and 2019, respectively	51	16
Total other comprehensive income (loss)	(1,184)	328
TOTAL COMPREHENSIVE INCOME	$14,702	$7,561
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Common stock
Beginning balance	$28	$28
Common stock issued under employee stock plans	—	—
Repurchase of common stock	—	—
Ending balance	28	28

Additional paid-in capital
Beginning balance	152,117	126,164
Common stock issued under employee stock plans	5,529	4,500
Repurchase of common stock	(2,013)	(7,302)
Stock-based compensation	6,710	4,407
Ending balance	162,343	127,769

Accumulated other comprehensive loss
Beginning balance	(3,130)	(1,689)
Other comprehensive income (loss)	(1,184)	328
Ending balance	(4,314)	(1,361)

Retained earnings
Beginning balance	575,531	402,569
Net income	15,886	7,233
Payment of dividends to stockholders	(5,644)	(4,937)
Ending balance	585,773	404,865

Total stockholders’ equity	$743,830	$531,301
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,886	$7,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,488	4,610
Amortization of intangibles	1,117	1,255
Loss on disposal of property and equipment	30	96
Stock-based compensation expense	6,710	4,407
Amortization of premium (accretion of discount) on marketable securities	154	(110)
Deferred income taxes	1,095	1,161
Decrease in accounts receivable allowance for credit losses	(154)	(180)
Change in operating assets and liabilities:
Accounts receivable	3,831	(9,293)
Inventories	(6,253)	(4,223)
Prepaid expenses and other assets	(3,992)	(4,229)
Accounts payable	8,828	1,220
Taxes payable and accrued liabilities	(6,349)	(871)
Net cash provided by operating activities	26,391	1,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,603)	(3,459)
Acquisition of technology licenses	—	(214)
Purchases of marketable securities	(16,838)	(4,793)
Proceeds from sales and maturities of marketable securities	15,947	6,787
Net cash used in investing activities	(12,494)	(1,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,529	4,500
Repurchase of common stock	(2,013)	(7,302)
Payments of dividends to stockholders	(5,644)	(4,937)
Net cash used in financing activities	(2,128)	(7,739)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,769	(8,342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,690	134,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,459	$125,795
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$5,250	$2,533
Unpaid technology licenses	$—	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$305	$378

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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in its Form 10-K filed on February 7, 2020, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:
Significant Accounting Policies and Estimates
No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in its Annual Report on Form 10-K, filed on February 7, 2020, for the year ended December 31, 2019.
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The Company adopted the new standard in the first quarter of 2020, effective January 1, 2020, using the modified-retrospective approach. For available-for-sale debt securities, the Company has made a policy election to present separately accrued interest receivable within prepaid expenses and other current assets on the condensed consolidated balance sheet. Upon adoption, there was no impact on the Company’s condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	March 31, 2020	December 31, 2019
Accounts receivable trade	$64,232	$61,036
Allowance for ship and debit	(40,332)	(33,475)
Allowance for stock rotation and rebate	(2,694)	(2,524)
Allowance for credit losses	(609)	(763)
Total	$20,597	$24,274

The Company maintains an allowance for estimated credit losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical losses, changes in payments patterns, customer creditworthiness, and current economic trends. Receivables determined to be uncollectible are written off and deducted from the allowance.

Allowance for Credit Losses
Three Months Ended
(In thousands)	March 31, 2020
Beginning balance	$(763)
Provision for credit loss expense	—
Receivables written off	154
Recoveries collected	—
Ending balance	$(609)

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$41,413	$39,058
Work-in-process	33,809	25,982
Finished goods	21,411	25,340
Total	$96,633	$90,380

Prepaid Expenses and Other Current Assets

(In thousands)	March 31, 2020	December 31, 2019
Prepaid legal fees	$157	$16
Prepaid income tax	6,230	5,615
Prepaid maintenance agreements	1,318	819
Interest receivable	1,712	1,279
Advance to suppliers	4,204	3,579
Other	6,949	4,289
Total	$20,570	$15,597

Intangible Assets

	March 31, 2020			December 31, 2019
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(26,730)	11,230	37,960	(25,933)	12,027
Customer relationships	16,700	(15,025)	1,675	20,030	(18,098)	1,932
Technology licenses	1,926	(344)	1,582	1,926	(281)	1,645
Total	$57,847	$(42,099)	$15,748	$61,177	$(44,312)	$16,865

The estimated future amortization expense related to finite-lived intangible assets at March 31, 2020, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2020 (remaining nine months)	$3,242
2021	3,494
2022	2,415
2023	2,173
2024	1,279
Thereafter	1,884
Total	$14,487

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for three months ended March 31, 2020 and 2019, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2020	2019	2020		2019		2020	2019	2020	2019
Beginning balance	$583	$(266)	$(2,484)		$(712)		$(1,229)	$(711)	$(3,130)	$(1,689)
Other comprehensive income (loss) before reclassifications	(952)	334	—		—		(283)	(22)	(1,235)	312
Amounts reclassified from accumulated other comprehensive loss	—	—	51	(1)	16	(1)	—	—	51	16
Net-current period other comprehensive income (loss)	(952)	334	51		16		(283)	(22)	(1,184)	328
Ending balance	$(369)	$68	$(2,433)		$(696)		$(1,512)	$(733)	$(4,314)	$(1,361)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2020 and 2019.

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
The fair-value hierarchy of the Company's cash equivalents and marketable securities at March 31, 2020, and December 31, 2019, was as follows:

	Fair Value Measurement at
	March 31, 2020
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$217,314	$—	$217,314
Commercial paper	161,858	—	161,858
Money market funds	1,707	1,707	—
Total	$380,879	$1,707	$379,172

	Fair Value Measurement at
	December 31, 2019
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$232,398	$—	$232,398
Commercial paper	146,955	—	146,955
Money market funds	2,983	2,983	—
Total	$382,336	$2,983	$379,353

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2020, and the twelve months ended December 31, 2019.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2020, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Commercial paper	$14,869	$—	$—	$14,869
Corporate securities	28,104	1	(21)	28,084
Total	42,973	1	(21)	42,953
Investments due in 4-12 months:
Corporate securities	63,204	61	(159)	63,106
Total	63,204	61	(159)	63,106
Investments due in 12 months or greater:
Corporate securities	126,375	145	(396)	126,124
Total	126,375	145	(396)	126,124
Total marketable securities	$232,552	$207	$(576)	$232,183
Accrued interest receivable was $1.7 million at March 31, 2020 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2019, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Corporate securities	$15,934	$18	$—	$15,952
Total	15,934	18	—	15,952
Investments due in 4-12 months:
Corporate securities	71,223	269	—	71,492
Total	71,223	269	—	71,492
Investments due in 12 months or greater:
Corporate securities	144,658	302	—	144,954
Total	144,658	302	(6)	144,954
Total marketable securities	$231,815	$589	$(6)	$232,398

Accrued interest receivable was $1.3 million at December 31, 2019 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
March 31, 2020
Corporate securities	$138,527	$(576)	$—	$—	$138,527	$(576)
Total marketable securities	$138,527	$(576)	$—	$—	$138,527	$(576)

December 31, 2019
Corporate securities	$13,069	$(6)	$—	$—	$13,069	$(6)
Total marketable securities	$13,069	$(6)	$—	$—	$13,069	$(6)

In the three months ended March 31, 2020, no unrealized losses on marketable securities were recognized in income. The Company does not intend to sell and it is unlikely that it will be required to sell the securities prior to their anticipated recovery. The issuers are high quality (investment grade) and the decline in fair value is largely due to changes in interest rates and other market conditions. Additionally, the issuers continue to make timely interest payments on the marketable securities with the fair value expected to recover as they reach maturity.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2020, and March 31, 2019:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Cost of revenues	$396	$271
Research and development	2,109	1,632
Sales and marketing	1,392	1,061
General and administrative	2,813	1,443
Total stock-based compensation expense	$6,710	$4,407

Stock-based compensation expense in the three months ended March 31, 2020, was approximately $6.7 million, comprising approximately $5.0 million related to restricted stock unit (RSU) awards, $1.3 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the three months ended March 31, 2019, was approximately $4.4 million, comprising approximately $4.6 million related to RSUs, a reduction to expense of $0.6 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of March 31, 2020, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	167	$38.88
Granted	—	—
Exercised	(67)	$38.07
Forfeited or expired	—	—
Outstanding at March 31, 2020	100	$39.42	1.50	$4,893
Vested and exercisable at March 31, 2020	100		1.50	$4,893
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
In January 2020, it was determined that approximately 61,000 shares subject to the PSUs granted in 2019 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2020.
A summary of PSUs outstanding as of March 31, 2020, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	61	$70.11
Granted	42	$100.23
Vested	(61)	$70.11
Forfeited	—	—
Outstanding at March 31, 2020	42	$100.23	0.75	$3,728
Outstanding and expected to vest at March 31, 2020	42		0.75	$3,728

PRSU Awards
            The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU program's established performance targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2018, 2019 and 2020 were based on the Company’s annual revenue growth over the respective three-year performance period.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2020 it was determined that no shares subject to the PRSUs granted in 2017 vested in aggregate; thus no shares were released to the Company’s executives in the first quarter of 2020.
A summary of PRSUs outstanding as of March 31, 2020, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	144	$64.05
Granted	73	$98.75
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2020	217	$75.70	1.75	$19,097
Outstanding and expected to vest at March 31, 2020	131		2.30	$11,564

RSU Awards
A summary of RSUs outstanding as of March 31, 2020, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	860	$62.66
Granted	70	$97.97
Vested	(117)	$58.12
Forfeited	(3)	$64.40
Outstanding at March 31, 2020	810	$66.39	2.02	$71,528
Outstanding and expected to vest at March 31, 2020	752		1.55	$66,443

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
Customer Concentration
The Company's top ten customers accounted for approximately 55% of net revenues for the three months ended March 31, 2020, and approximately 52% of net revenues in the corresponding period of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $83.5 million and $69.8 million in the three months ended March 31, 2020 and 2019, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three months ended March 31, 2020, two customers, distributors of the Company's products, accounted for more than 10% of the Company’s net revenues. In the three months ended March 31, 2019, one of the two customers accounted for more than 10% of the Company’s net revenues.
The following table discloses the customers’ percentage of revenues for the respective periods:

	Three Months Ended
Customer	March 31, 2020	March 31, 2019
Avnet	11%	13%
Powertech Distribution Ltd.	11%	*
*Total customer revenue was less than 10% of net revenues.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2020, and December 31, 2019, 69% and 63%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2020	December 31, 2019
Powertech Distribution Ltd.	16%	10%
Avnet	13%	*
Burnon International Ltd.	10%	*

*Total customer accounts receivable was less than 10% of accounts receivable.
No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three months ended March 31, 2020, and March 31, 2019, were as follows:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
United States of America	$2,713	$2,672
Hong Kong/China	60,413	47,229
Taiwan	6,479	6,672
Korea	10,357	8,542
Western Europe (excluding Germany)	10,035	10,901
Japan	3,905	3,650
Germany	5,567	4,927
Other	10,195	4,595
Total net revenues	$109,664	$89,188

8. STOCKHOLDERS’ EQUITY:
Common Stock Shares Outstanding

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Beginning balance	29,431	28,889
Common stock issued under employee stock plans	284	342
Repurchased	(24)	(121)
Ending balance	29,691	29,110

Common Stock Repurchases
As of December 31, 2019, the Company had approximately $43.9 million remaining under its stock-repurchase program. In the three months ended March 31, 2020, the Company repurchased approximately 24,000 shares of its common stock for approximately $2.0 million. As of March 31, 2020, the Company had approximately $41.9 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
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
In April 2020, the Company’s board of directors raised the cash dividends further with the declaration of three cash dividends in the amount of $0.21 per share (in lieu of the $0.19 per share previously announced) to be paid to stockholders of record at the end of each of the second, third and fourth quarter in 2020.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2020, and 2019, cash dividends declared and paid were as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2020	March 31, 2019
Dividends declared and paid	$5,644	$4,937
Dividends declared per common share	$0.19	$0.17

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
A summary of the earnings per share calculation is as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2020	March 31, 2019
Basic earnings per share:
Net income	$15,886	$7,233
Weighted-average common shares	29,602	28,951
Basic earnings per share	$0.54	$0.25
Diluted earnings per share: (1)
Net income	$15,886	$7,233
Weighted-average common shares	29,602	28,951
Effect of dilutive awards:
Employee stock plans	532	495
Diluted weighted-average common shares	30,134	29,446
Diluted earnings per share	$0.53	$0.25
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2020 and 2019 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three months ended March 31, 2020 and 2019, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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
The Company's effective tax rates for the three months ended March 31, 2020 and 2019, were 5.8% and 0.5%, respectively. In the three months ended March 31, 2020 and 2019, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.
As of March 31, 2020, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
Determining the consolidated provision for income-tax expense, income-tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.
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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and security devices. We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-driver ICs addressing brushless DC (BLDC) motors used in refrigerators, HVAC systems, ceiling fans and other consumer-appliance and light commercial applications.
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
While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

•
Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications of approximately ten kilowatts and higher, and motor-drive applications up to approximately 400 watts. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

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

•
Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (SAM) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to more than $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of gate-driver ICs, broadening the range of gate-driver applications we can address, and in 2018 we introduced our BridgeSwitch™ motor-driver ICs, addressing BLDC motors, as described above.

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
Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. In particular, the severe economic disruption caused by the global novel coronavirus pandemic (COVID-19) may affect the demand for our products and make our results more difficult to forecast. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer-fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross margin are impacted by the volume of units we produce.
Recent Results
Our net revenues were $109.7 million and $89.2 million in the three months ended March 31, 2020 and 2019, respectively. The increase in revenues was primarily due to growth in the consumer end market, particularly increased sales into comfort-appliances such as air conditioners, as well as the communications end market, reflecting increased adoption of higher-power chargers for mobile phones.
Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 55% and 52% of our net revenues in the three months ended March 31, 2020 and 2019, respectively. In the three months ended March 31, 2020, two customers, both distributors of our products, each accounted for approximately 11% of our net revenues. In the three months ended March 31, 2019, one customer accounted for approximately 13% of our net revenues. International sales accounted for 98% and 97% of our net revenues in the three months ended March 31, 2020 and 2019, respectively.
Our gross margin for the three months ended March 31, 2020 and 2019 was 51.5%, and 51.0%, respectively. The increase in gross margin was due to a favorable change in end-market mix with a greater amount of revenues coming from higher-margin end markets.
Total operating expenses were $41.4 million and $39.4 million in the three months ended March 31, 2020 and 2019, respectively. The increase was due primarily to higher salary and related expenses driven by the expansion of our workforce, as well as higher stock-based compensation expense related to performance-based awards. These expenses were partially offset by lower patent-litigation expense reflecting the recent conclusion of our litigation with ON Semiconductor, as well as lower travel expenses due to restrictions associated with the COVID-19 pandemic.
COVID-19 Pandemic
The COVID-19 pandemic has disrupted everyday life and markets worldwide, and governments around the world have imposed restrictions aimed at controlling the spread of the virus, including shelter-in-place orders, travel restrictions, business shutdowns and border closures. Since March 16, 2020 our San Jose headquarters location has been subject to a shelter-in-place order, under which most of our employees have been required to work from home; other locations around the world have also been subject to such restrictions. We have implemented a variety of measures to protect the health and safety of those employees whose responsibilities require them to go to our office locations, including the provision of masks and sanitizers, and regular deep cleaning of our facilities. While it is uncertain when we will be able to return to normal working conditions, we believe that we are able to conduct our day-to-day operations effectively in spite of the restrictions.

While we do not believe our recent results have been impacted materially by the pandemic, we believe our results in future periods are likely to be affected as the economic downturn stemming from the pandemic reduces demand for end products that incorporate our products. Also, the pandemic may impact our ability to supply products to our customers if our suppliers are unable to obtain necessary raw materials or other inputs, if our manufacturing partners are unable to staff their manufacturing facilities, or if key logistical elements of our supply chain such as warehousing or shipping services are disrupted. We have taken steps to reduce the effects of such supply disruptions, including higher-than-normal levels of inventory of wafers and finished goods, safety stocks of certain key inputs, and multiple sources for most of our products. The supply of wafers from our foundry partners has not been interrupted; however, government-mandated closures in China, Malaysia, Sri Lanka and Philippines have caused temporary shutdowns at our assembly and test sub-contractors in those countries. All of the affected sub-contractors have either fully or partially resumed operations. While these disruptions have resulted in delayed shipments to some customers, we believe our mitigation efforts have been effective at preventing a material impact to our results.

In anticipation of reduced demand for our products in future periods, we have adjusted our near-term operating-expense and capital-spending plans, such as slowing the pace of hiring, and will continue to make adjustments as business conditions change. However, we believe our business is fundamentally sound with strong, long-term growth prospects and ample cash resources. We have not reduced headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock repurchase programs; however, if the economy deteriorates more than we expect or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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
•income taxes;
•business combinations; and
•goodwill and intangible assets.
Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020.

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Net revenues	100.0%	100.0%
Cost of revenues	48.5	49.0
Gross profit	51.5	51.0
Operating expenses:
Research and development	17.4	20.1
Sales and marketing	12.3	14.6
General and administrative	8.0	9.4
Total operating expenses	37.7	44.1
Income from operations	13.8	6.9
Other income	1.6	1.3
Income before income taxes	15.4	8.2
Provision for income taxes	0.9	—
Net income	14.5%	8.2%
Comparison of the Three Months Ended March 31, 2020 and 2019
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2020 and 2019 were $109.7 million and $89.2 million, respectively. The increase in revenues was due to growth in the consumer end market, particularly the comfort-appliances such as air conditioners, as well as the communications end market, reflecting increased adoption of faster higher-power chargers for mobile phones.
Our revenue mix by end market for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
End Market	2020	2019
Communications	22%	18%
Computer	4%	5%
Consumer	41%	39%
Industrial	33%	38%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $107.0 million and $86.5 million in the three months ended March 31, 2020 and 2019, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 75% of our net revenues in the three months ended March 31, 2020 and 2019. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 76% and 78% of net revenues in the three months ended March 31, 2020 and 2019, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three months ended March 31, 2020, two customers, both distributors of our products, each accounted for more than 10% of our net revenues. In the three months ended March 31, 2019, one of these two distributors accounted for more than 10% of our net revenues.
The following table discloses the customers’ percentage of revenues for the respective periods:

	Three Months Ended March 31,
Customer	2020	2019
Avnet	11%	13%
Powertech Distribution Ltd.	11%	*
_______________
*Total customer revenue was less than 10% of net revenues.
No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Net revenues	$109.7	$89.2
Gross profit	$56.5	$45.5
Gross margin	51.5%	51.0%
Gross margin increased in the three months ended March 31, 2020, compared with the same period in 2019, due primarily to a favorable change in end-market mix with more revenues coming from higher-margin end markets.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Net revenues	$109.7	$89.2
R&D expenses	$19.2	$17.9
R&D expenses as a % of net revenue	17.4%	20.1%
R&D expenses increased in the three months ended March 31, 2020 as compared to the same period in 2019, due primarily to higher salary and related expenses driven by increased headcount, increased equipment related expenses, as well as higher stock-based compensation expense related to performance-based awards.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Net revenues	$109.7	$89.2
S&M expenses	$13.5	$13.0
S&M expenses as a % of net revenue	12.3%	14.6%
S&M expenses increased in the three months ended March 31, 2020 as compared to the same period in 2019, due primarily to higher salary and related expenses driven by the expansion of our sales force, as well as higher stock-based compensation expense related to performance-based awards. These expenses were partially offset by lower travel expenses as a result of restrictions associated with the COVID-19 pandemic.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Net revenues	$109.7	$89.2
G&A expenses	$8.8	$8.4
G&A expenses as a % of net revenue	8.0%	9.4%
G&A expenses increased in the three ended March 31, 2020 as compared to the same period in 2019 as a result of higher salary and related expenses driven by the expansion of our workforce, as well as higher stock-based compensation expense related to performance-based awards. These expenses were partially offset by lower patent-litigation expense following our settlement with ON Semiconductor in October 2019.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Net revenues	$109.7	$89.2
Other income	$1.8	$1.2
Other income as a % of net revenue	1.6%	1.3%
Other income increased in the three months ended March 31, 2020 as compared to the same period in 2019 due primarily to an increase in interest income earned on higher cash and investment balances.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Income before income taxes	$16.9	$7.3
Provision for income taxes	$1.0	$—
Effective tax rate	5.8%	0.5%
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our effective tax rates for the three months ended March 31, 2020 and 2019 were 5.8% and 0.5%, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources
As of March 31, 2020, we had $422.6 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $11.5 million from $411.1 million as of December 31, 2019. As of March 31, 2020, we had working capital, defined as current assets less current liabilities, of $506.0 million, an increase of approximately $15.1 million from $490.9 million as of December 31, 2019.
Operating activities generated cash of $26.4 million in the three months ended March 31, 2020. Net income for this period was $15.9 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $6.7 million, $5.5 million, $1.1 million and $1.1 million, respectively. Sources of cash also included an $8.8 million increase in accounts payable, excluding payables related to property and equipment, due primarily to the timing of payments and a $3.8 million decrease in accounts receivable due to the timing of cash receipts. These sources of cash were partially offset by a $6.3 million increase in inventories in order to support future demand, a $6.3 million decrease in taxes payable and accrued liabilities, primarily due to the timing of payroll related liabilities and a $4.0 million increase in prepaid expenses and other assets, primarily driven by prepaid taxes, advances to suppliers and interest receivable on marketable securities.
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

Our investing activities in the three months ended March 31, 2020, resulted in a $12.5 million net use of cash, primarily consisting of $11.6 million for purchases of property and equipment, primarily production-related machinery and equipment and $0.9 million for purchases of marketable securities, net of sales and maturities. Our investing activities in the three months ended March 31, 2019, resulted in a $1.7 million net use of cash, primarily consisting of $3.5 million for purchases of property and equipment, primarily production-related machinery and equipment, partially offset by $2.0 million from sales and maturities of marketable securities, net of purchases.
Our financing activities in the three months ended March 31, 2020, resulted in a $2.1 million net use of cash, consisting of $5.6 million for the payment of dividends to stockholders and $2.0 million for the repurchase of our common stock. These uses of cash were offset in part by $5.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the three months ended March 31, 2019, resulted in a $7.7 million net use of cash, consisting of $7.3 million for the repurchase of our common stock and $4.9 million for the payment of dividends to stockholders. These uses of cash were offset in part by $4.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. We amended the Credit Agreement on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2020, $6.2 million was reserved against the available credit in the form a standby letter of credit. No advances were outstanding under the agreement as of March 31, 2020.
In January 2019, our board of directors declared four quarterly cash dividends in the amount of $0.17 per share to be paid to stockholders of record at the end of each quarter in 2019. In October 2019, our board of directors raised the cash dividend per share with the declaration five cash dividends, consisting of (a) a dividend in the amount of $0.02 per share to be paid to stockholders of record at the end of the fourth quarter in 2019, which is in addition to the dividend in the amount of $0.17 per share to be paid to stockholders of record at the end of the fourth quarter in 2019 previously declared by the board in January 2019, and (b) a dividend in the amount of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2020. In April 2020, our board of directors raised the cash dividend further with the declaration of three cash dividends in the amount of $0.21 per share (in lieu of the $0.19 per share previously announced) to be paid to stockholders of record at the end of each of the second, third and fourth quarters in 2020. A dividend payout of $5.6 million occurred on March 31, 2020. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
As of December 31, 2019, we had approximately $43.9 million remaining under our stock-repurchase program. In the three months ended March 31, 2020 we repurchased approximately 24,000 shares of our common stock for approximately $2.0 million. As of March 31, 2020, we had approximately $41.9 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of March 31, 2020, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $20.6 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of March 31, 2020, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017, subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of March 31, 2020, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.
If our operating results deteriorate during the remainder of 2020 as a result of a decrease in customer demand, pricing pressure, or other factors, our ability to generate positive cash flow from operations may be jeopardized. In particular, the economic disruption around the world caused by COVID-19 such as business shutdowns, stay-at-home directives, travel restrictions, border closures as well as factory closures, delays on deliveries, and disruptions to freight infrastructure could significantly disrupt our sales and marketing activities, manufacturing and product shipments and demand for our products which could have a material adverse impact on our cash flows. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.
Off-Balance-Sheet Arrangements
As of March 31, 2020, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2020, and December 31, 2019, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2020, or December 31, 2019, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of March 31, 2020, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2020, and December 31, 2019, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the risk factors disclosed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated herein by reference, the following is an additional risk factor facing our business that could affect our operating results:
We face risks related to the Novel Coronavirus pandemic (COVID-19), which could significantly disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows. Our business as well as the business of our suppliers, customers and distributors have been and may continue to be adversely impacted by the world-wide response to COVID-19 such as public health measures, travel restrictions, business shutdowns, border closures, delivery and freight delays and other disruptions. These disruptions may adversely affect not only our sales and marketing activities, product development, manufacturing and product shipments which could negatively impact our ability to meet customer commitments but also our customers’ ability to manufacture their products, which could reduce their demand for our products. The effects of the pandemic have resulted in a significant economic downturn in local and global economies, as well as a significant downturn in financial markets, and the continuing pandemic could result in further significant economic downturns which may result in reduced end-customer demand and materially impact our revenues. All of these effects could have a material adverse effect on our customer relationships, operating results, cash flows, financial condition and have a negative impact on our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2018, our board of directors authorized the use of $80.0 million for the repurchase of our common stock, which was announced on October 25, 2018. As of December 31, 2019, we had approximately $43.9 million available for future repurchases to be executed according to pre-defined price/volume guidelines.

In the three months ended March 31, 2020, we purchased approximately 24,000 shares for approximately $2.0 million. As of March 31, 2020, we had approximately $41.9 million remaining in our repurchase program, which has no expiration date.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
January 1, 2020, to January 31, 2020	—	—	—	$43.9
February 1, 2020, to February 29, 2020	2,500	$84.96	2,500	$43.7
March 1, 2020, to March 31, 2020	21,564	$83.50	21,564	$41.9
Total	24,064		24,064
All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.2	Reference is made to Exhibits 3.1 to 3.2

†10.1
Amendment Number Ten to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 16, 2019
X

†10.2
Amendment Number Eleven to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 20, 2019
X

†10.3	Amendment Number Nine to Wafer Supply Agreement, effective as of November 1, 2017 by Power Integrations International Ltd. and Seiko Epson Corporation					X

10.4	2020 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/7/2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.
_____________

†	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if disclosed.

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

POWER INTEGRATIONS, INC.

Dated:	May 7, 2020	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)