Form 10-Q
period 2020-06-30
POWER INTEGRATIONS INC
filed 2020-07-31
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 27, 2020
Common Stock, $0.001 par value	29,887,160

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251,325	$178,690
Short-term marketable securities	194,556	232,398
Accounts receivable, net	12,872	24,274
Inventories	103,963	90,380
Prepaid expenses and other current assets	14,512	15,597
Total current assets	577,228	541,339
PROPERTY AND EQUIPMENT, net	138,572	116,619
INTANGIBLE ASSETS, net	14,658	16,865
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	1,514	2,836
OTHER ASSETS	29,956	34,388
Total assets	$853,777	$803,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,871	$27,433
Accrued payroll and related expenses	14,365	13,408
Taxes payable	363	584
Other accrued liabilities	7,156	9,051
Total current liabilities	64,755	50,476
LONG-TERM INCOME TAXES PAYABLE	15,329	14,617
DEFERRED TAX LIABILITIES	121	164
OTHER LIABILITIES	14,100	14,093
Total liabilities	94,305	79,350
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	168,470	152,117
Accumulated other comprehensive loss	(1,720)	(3,130)
Retained earnings	592,694	575,531
Total stockholders’ equity	759,472	724,546
Total liabilities and stockholders’ equity	$853,777	$803,896
        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
NET REVENUES	$106,832	$102,865	$216,496	$192,053
COST OF REVENUES	53,296	51,293	106,480	95,007
GROSS PROFIT	53,536	51,572	110,016	97,046

OPERATING EXPENSES:
Research and development	19,770	19,269	38,922	37,215
Sales and marketing	13,037	13,209	26,510	26,226
General and administrative	7,804	9,334	16,565	17,724
Total operating expenses	40,611	41,812	81,997	81,165
INCOME FROM OPERATIONS	12,925	9,760	28,019	15,881
OTHER INCOME	1,480	1,310	3,257	2,462
INCOME BEFORE INCOME TAXES	14,405	11,070	31,276	18,343
PROVISION FOR INCOME TAXES	1,213	225	2,198	265
NET INCOME	$13,192	$10,845	$29,078	$18,078

EARNINGS PER SHARE:
Basic	$0.44	$0.37	$0.98	$0.62
Diluted	$0.44	$0.37	$0.96	$0.61

SHARES USED IN PER SHARE CALCULATION:
Basic	29,856	29,297	29,729	29,125
Diluted	30,312	29,702	30,232	29,597
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. The Earnings Per Share and Shares Used in Per Share Calculation information presented above does not reflect the effect of the August 2020 stock split. Refer to Note 9, Earnings Per Share, in this Form 10-Q for details.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
NET INCOME	$13,192	$10,845	$29,078	$18,078
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2020 and 2019	(30)	(250)	(313)	(272)
Unrealized gain on marketable securities, net of $0 tax in each of the three and six months ended June 30, 2020 and 2019	2,566	257	1,614	591
Amortization of defined benefit pension items, net of tax of $24 and $55 in the three and six months ended June 30, 2020, respectively, and $5 and $9 in the three and six months ended June 30, 2019, respectively	58	18	109	34
Total other comprehensive income	2,594	25	1,410	353
TOTAL COMPREHENSIVE INCOME	$15,786	$10,870	$30,488	$18,431
        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Common stock
Beginning balance	$28	$28	$28	$28
Common stock issued under employee stock plans	—	—	—	—
Repurchase of common stock	—	—	—	—
Ending balance	28	28	28	28

Additional paid-in capital
Beginning balance	162,343	127,769	152,117	126,164
Common stock issued under employee stock plans	769	1,178	6,298	5,678
Repurchase of common stock	(623)	—	(2,636)	(7,302)
Stock-based compensation	5,981	5,496	12,691	9,903
Ending balance	168,470	134,443	168,470	134,443

Accumulated other comprehensive loss
Beginning balance	(4,314)	(1,361)	(3,130)	(1,689)
Other comprehensive income	2,594	25	1,410	353
Ending balance	(1,720)	(1,336)	(1,720)	(1,336)

Retained earnings
Beginning balance	585,773	404,865	575,531	402,569
Net income	13,192	10,845	29,078	18,078
Payment of dividends to stockholders	(6,271)	(4,980)	(11,915)	(9,917)
Ending balance	592,694	410,730	592,694	410,730

Total stockholders’ equity	$759,472	$543,865	$759,472	$543,865
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,078	$18,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,069	9,431
Amortization of intangibles	2,207	2,483
Loss on disposal of property and equipment	292	152
Stock-based compensation expense	12,691	9,903
Amortization of premium (accretion of discount) on marketable securities	321	(230)
Deferred income taxes	1,279	1,659
Increase (decrease) in accounts receivable allowance for credit losses	(154)	57
Change in operating assets and liabilities:
Accounts receivable	11,556	(14,453)
Inventories	(13,583)	(8,340)
Prepaid expenses and other assets	4,092	(3,614)
Accounts payable	5,861	4,153
Taxes payable and accrued liabilities	(1,665)	1,217
Net cash provided by operating activities	63,044	20,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,622)	(8,348)
Proceeds from sale of property and equipment	331	—
Acquisition of technology licenses	—	(251)
Purchases of marketable securities	(19,827)	(54,424)
Proceeds from sales and maturities of marketable securities	58,962	19,422
Net cash provided by (used in) investing activities	17,844	(43,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	6,298	5,678
Repurchase of common stock	(2,636)	(7,302)
Payments of dividends to stockholders	(11,915)	(9,917)
Net cash used in financing activities	(8,253)	(11,541)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,635	(34,646)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,690	134,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,325	$99,491
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$13,932	$2,098
Unpaid technology licenses	$—	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$(2,155)	$890
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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	June 30, 2020	December 31, 2019
Accounts receivable trade	$53,118	$61,036
Allowance for ship and debit	(37,143)	(33,475)
Allowance for stock rotation and rebate	(2,494)	(2,524)
Allowance for credit losses	(609)	(763)
Total	$12,872	$24,274

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

	Allowance for Credit Losses
	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2020
Beginning balance	$(609)	$(763)
Provision for credit loss expense	—	—
Receivables written off	—	154
Recoveries collected	—	—
Ending balance	$(609)	$(609)

Inventories

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$43,795	$39,058
Work-in-process	33,588	25,982
Finished goods	26,580	25,340
Total	$103,963	$90,380
Prepaid Expenses and Other Current Assets

(In thousands)	June 30, 2020	December 31, 2019
Prepaid legal fees	$172	$16
Prepaid income tax	3,014	5,615
Prepaid maintenance agreements	2,017	819
Interest receivable	1,065	1,279
Advance to suppliers	3,877	3,579
Other	4,367	4,289
Total	$14,512	$15,597
Intangible Assets

	June 30, 2020			December 31, 2019
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(27,529)	10,431	37,960	(25,933)	12,027
Customer relationships	16,700	(15,255)	1,445	20,030	(18,098)	1,932
Technology licenses	1,926	(405)	1,521	1,926	(281)	1,645
Total	$57,847	$(43,189)	$14,658	$61,177	$(44,312)	$16,865

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated future amortization expense related to finite-lived intangible assets at June 30, 2020, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2020 (remaining six months)	$2,152
2021	3,494
2022	2,415
2023	2,173
2024	1,279
Thereafter	1,884
Total	$13,397

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for three and six months ended June 30, 2020 and 2019, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2020	2019	2020		2019		2020	2019	2020	2019
Beginning balance	$(369)	$68	$(2,433)		$(696)		$(1,512)	$(733)	$(4,314)	$(1,361)
Other comprehensive income (loss) before reclassifications	2,566	257	—		—		(30)	(250)	2,536	7
Amounts reclassified from accumulated other comprehensive loss	—	—	58	(1)	18	(1)	—	—	58	18
Net-current period other comprehensive income (loss)	2,566	257	58		18		(30)	(250)	2,594	25
Ending balance	$2,197	$325	$(2,375)		$(678)		$(1,542)	$(983)	$(1,720)	$(1,336)
_______________
(1)  This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2020 and 2019.

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2020	2019	2020		2019		2020	2019	2020	2019
Beginning balance	$583	$(266)	$(2,484)		$(712)		$(1,229)	$(711)	$(3,130)	$(1,689)
Other comprehensive income (loss) before reclassifications	1,614	591	—		—		(313)	(272)	1,301	319
Amounts reclassified from accumulated other comprehensive loss	—	—	109	(1)	34	(1)	—	—	109	34
Net-current period other comprehensive income (loss)	1,614	591	109		34		(313)	(272)	1,410	353
Ending balance	$2,197	$325	$(2,375)		$(678)		$(1,542)	$(983)	$(1,720)	$(1,336)

_______________
(1)  This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2020 and 2019.
4. FAIR VALUE MEASUREMENTS:
The FASB established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices for identical assets in active markets; (Level 2) inputs other than the quoted

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair-value hierarchy of the Company's cash equivalents and marketable securities at June 30, 2020, and December 31, 2019, was as follows:

	Fair Value Measurement at
	June 30, 2020
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$191,560	$—	$191,560
Commercial paper	203,594	—	203,594
Money market funds	8,594	8,594	—
Total	$403,748	$8,594	$395,154

	Fair Value Measurement at
	December 31, 2019
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$232,398	$—	$232,398
Commercial paper	146,955	—	146,955
Money market funds	2,983	2,983	—
Total	$382,336	$2,983	$379,353
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2020, and the twelve months ended December 31, 2019.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2020, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Commercial paper	$2,996	$—	$—	$2,996
Corporate securities	25,030	77	—	25,107
Total	28,026	77	—	28,103
Investments due in 4-12 months:
Corporate securities	133,251	1,597	—	134,848
Total	133,251	1,597	—	134,848
Investments due in 12 months or greater:
Corporate securities	31,082	523	—	31,605
Total	31,082	523	—	31,605
Total marketable securities	$192,359	$2,197	$—	$194,556
Accrued interest receivable was $1.1 million at June 30, 2020 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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
As of June 30, 2020 the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded. The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2019:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
December 31, 2019
Corporate securities	$13,069	$(6)	$—	$—	$13,069	$(6)
Total marketable securities	$13,069	$(6)	$—	$—	$13,069	$(6)
In the three and six months ended June 30, 2020, no unrealized losses on marketable securities were recognized in income.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2020, and June 30, 2019:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of revenues	$252	$273	$648	$544
Research and development	2,351	2,144	4,460	3,776
Sales and marketing	1,258	1,141	2,650	2,202
General and administrative	2,120	1,938	4,933	3,381
Total stock-based compensation expense	$5,981	$5,496	$12,691	$9,903
Stock-based compensation expense in the three months ended June 30, 2020, was approximately $6.0 million, comprising approximately $4.5 million related to restricted stock unit (RSU) awards, $1.1 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2020, was approximately $12.7 million, comprising approximately $9.5 million related to RSUs, $2.4 million related to PSUs and PRSUs and $0.8 million related to the Company’s employee stock purchase plan.
Stock-based compensation expense in the three months ended June 30, 2019, was approximately $5.5 million, comprising approximately $4.2 million related to RSUs, $0.9 million related to PSUs and PRSUs and $0.4 million related to the

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company’s employee stock purchase plan. In the six months ended June 30, 2019, stock-based compensation expense was approximately $9.9 million, comprising approximately $8.8 million related to RSUs, $0.3 million related to PSUs and PRSUs and $0.8 million related to the Company’s employee stock purchase plan.

Stock Options
A summary of stock options outstanding as of June 30, 2020, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	167	$38.88
Granted	—	—
Exercised	(90)	$37.22
Forfeited or expired	—	—
Outstanding at June 30, 2020	77	$40.81	1.51	$5,973
Vested and exercisable at June 30, 2020	77		1.51	$5,973
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
A summary of PSUs outstanding as of June 30, 2020, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	61	$70.11
Granted	73	$92.12
Vested	(61)	$70.11
Forfeited	—	—
Outstanding at June 30, 2020	73	$92.12	0.50	$8,652
Outstanding and expected to vest at June 30, 2020	50		0.50	$5,961
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
Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.
In January 2020 it was determined that no shares subject to the PRSUs granted in 2017 vested in aggregate; thus no shares were released to the Company’s executives in the first quarter of 2020.
A summary of PRSUs outstanding as of June 30, 2020, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	144	$64.05
Granted	73	$98.75
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2020	217	$75.70	1.50	$25,540
Outstanding and expected to vest at June 30, 2020	100		2.23	$11,808
RSU Awards
A summary of RSUs outstanding as of June 30, 2020, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	860	$62.66
Granted	191	$85.96
Vested	(288)	$60.09
Forfeited	(11)	$66.16
Outstanding at June 30, 2020	752	$69.51	1.89	$88,770
Outstanding and expected to vest at June 30, 2020	690		1.82	$81,463

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
Customer Concentration
The Company's top ten customers accounted for approximately 59% and 56% of net revenues for the three and six months ended June 30, 2020, respectively, and approximately 56% and 54%, respectively, in the corresponding periods of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $87.3 million and $170.8 million in the three and six months ended June 30, 2020, respectively and $74.8 million and $144.7 million, respectively, for the corresponding periods of 2019. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of three and six months ended June 30, 2020, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table discloses the customer’s percentage of revenues for the respective periods:

	Three Months Ended		Six Months Ended
Customer	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Avnet	13%	10%	12%	12%
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2020, and December 31, 2019, 65% and 63%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2020	December 31, 2019
Avnet	20%	*
Powertech Distribution Ltd.	*	10%
________________________
*Total customer accounts receivable was less than 10% of accounts receivable.
No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and six months ended June 30, 2020, and June 30, 2019, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
United States of America	$2,935	$2,612	$5,648	$5,284
Hong Kong/China	65,680	59,355	126,093	106,584
Taiwan	7,199	10,164	13,678	16,836
Korea	7,284	6,902	17,641	15,444
Western Europe (excluding Germany)	7,995	8,625	18,030	19,526
Japan	4,398	2,909	8,303	6,559
Germany	5,847	3,813	11,414	8,740
Other	5,494	8,485	15,689	13,080
Total net revenues	$106,832	$102,865	$216,496	$192,053

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY:
Common Stock Shares Outstanding

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	29,691	29,110	29,431	28,889
Common stock issued under employee stock plans	193	220	477	562
Repurchased	(8)	—	(32)	(121)
Ending balance	29,876	29,330	29,876	29,330
In July 2020, the Company’s board of directors approved a two-for-one stock split in the form of a stock dividend, payable on August 18, 2020, to stockholders of record as of the close of business on August 14, 2020. The Company’s stockholders will receive one additional share of common stock for each share of common stock held on August 14, 2020. As the stock split is not effective as of the filing date of this Form 10-Q, the shares outstanding and basic and diluted earnings per share included this Form 10-Q have not been adjusted for the effect of the stock split.
Common Stock Repurchases
As of December 31, 2019, the Company had approximately $43.9 million remaining under its stock-repurchase program. In the six months ended June 30, 2020, the Company repurchased approximately 32,000 shares of its common stock for approximately $2.6 million. As of June 30, 2020, the Company had approximately $41.3 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2019, the Company’s board of directors declared four quarterly cash dividends of $0.17 per share to be paid to stockholders of record at the end of each quarter in 2019. In October 2019, the Company’s board of directors raised the cash dividends per share with the declaration of five cash dividends, consisting of (a) a dividend of $0.02 per share to be paid to stockholders of record at the end of the fourth quarter in 2019, which is in addition to the dividend of $0.17 per share to be paid to stockholders of record at the end of the fourth quarter in 2019 previously declared by the board in January 2019, and (b) a dividend of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2020.
In April 2020, the Company’s board of directors raised the cash dividends with the declaration of three cash dividends of $0.21 per share (in lieu of the $0.19 per share previously announced in October 2019) to be paid to stockholders of record at the end of each of the second, third and fourth quarter in 2020. In July 2020, the Company’s board of directors raised the cash dividends further with the declaration of two cash dividends of $0.22 per share, equivalent to $0.11 on a post-split basis (in lieu of the $0.21 per share announced in April 2020) to be paid to stockholders of record at the end of each of the third and fourth quarter in 2020.
For the three and six months ended June 30, 2020, and 2019, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Dividends declared and paid	$6,271	$4,980	$11,915	$9,917
Dividends declared per common share	$0.21	$0.17	$0.40	$0.34

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assumed vesting of outstanding restricted stock units, the assumed issuance of awards under the stock purchase plan and contingently issuable performance-based awards, as computed using the treasury stock method.
A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic earnings per share:
Net income	$13,192	$10,845	$29,078	$18,078
Weighted-average common shares	29,856	29,297	29,729	29,125
Basic earnings per share	$0.44	$0.37	$0.98	$0.62
Diluted earnings per share: (1)
Net income	$13,192	$10,845	$29,078	$18,078
Weighted-average common shares	29,856	29,297	29,729	29,125
Effect of dilutive awards:
Employee stock plans	456	405	503	472
Diluted weighted-average common shares	30,312	29,702	30,232	29,597
Diluted earnings per share	$0.44	$0.37	$0.96	$0.61
_______________
(1)The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2020 and 2019 calculations as the shares were not contingently issuable as of the end of the reporting periods.
In the three and six months ended June 30, 2020 and 2019, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.
In July 2020, the Company’s board of directors approved a two-for-one stock split in the form of a stock dividend to stockholders of record as of the close of business on August 14, 2020. Refer to Note 8, Stockholders’ Equity, for additional information. The following table discloses unaudited pro forma weighted average shares outstanding and earnings per share information, as if the additional shares resulting from the stock split had been outstanding since the beginning of each period presented:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted average shares outstanding
Basic	59,712	58,594	59,458	58,250
Diluted	60,624	59,404	60,464	59,194

Earnings per share:
Basic	$0.22	$0.19	$0.49	$0.31
Diluted	$0.22	$0.18	$0.48	$0.31

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
The Company's effective tax rates for the three and six months ended June 30, 2020, were 8.4% and 7.0%, respectively and 2.0% and 1.4%, respectively, for the corresponding periods of 2019. In the three and six months ended June 30, 2020 and 2019, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands,

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.
As of June 30, 2020, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. The Company believes it has strong defenses, and intends to vigorously defend itself against Opticurrent’s claims through appeals, which are currently under way, with briefing and oral argument completed, and rulings expected in the coming months.
On June 19, 2019, Opticurrent, LLC filed a follow-on lawsuit accusing more of the Company’s products of infringing the same claim of the same patent asserted in the parties’ prior litigation, as described above. Limited discovery is currently under way, but no schedule has yet been set for expert discovery, dispositive motions, or trial. The Company believes it has strong defenses, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow if necessary.
On January 6, 2020, the Company filed a complaint against CogniPower LLC for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, therefore CogniPower’s claims for infringement will go forward separately in their lawsuit against the Company’s customers, and the Company’s infringement claims against CogniPower likewise will proceed in a separate action. These cases are in their preliminary stages, and no schedules have been set for the cases at this time, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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
We also offer high-voltage gate drivers - either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry - used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs) and silicon-carbide (SiC) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles (EVs) and high-voltage DC transmission systems.
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
While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:
•Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications of approximately ten kilowatts and higher, and motor-drive applications up to approximately 400 watts. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.
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

•Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (SAM) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to more than $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of ICs, broadening the range of gate-driver applications we can address, and in 2018 we introduced our BridgeSwitch™ motor-driver ICs, addressing BLDC motors, as described above. We have recently introduced a series of automotive-qualified versions of our products, including SCALE-iDriver ICs and LinkSwitch™ ICs, targeting the EV market; we expect to introduce additional products targeting EVs in the future, and expect automotive applications to become a significant portion of our SAM over time.
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
Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. In particular, the severe economic disruption caused by the global novel coronavirus pandemic (COVID-19) may affect the supply of and demand for our products and make our results more difficult to forecast. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer-fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross margin are impacted by the volume of units we produce.
Recent Results
Our net revenues were $106.8 million and $102.9 million in the three months ended June 30, 2020 and 2019, respectively and $216.5 million and $192.1 million in the six months ended June 30, 2020 and 2019. The increase in revenue was primarily due to growth in the communications and industrial end markets, reflecting increased adoption of higher-power chargers for mobile phones and growth across a broad range of industrial applications. In the three-month period these increases were partially offset by lower revenues from the consumer end market, while strong demand for appliance applications in the first quarter of 2020 provided year-over-year growth in the consumer end market for the six-month period.
Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 59% and 56% of our net revenues in the three and six months ended June 30, 2020, respectively and 56% and 54% of net revenues in each of the respective corresponding periods of 2019. In the three and six months ended June 30, 2020, one customer, a distributor of our products, accounted for approximately 13% and 12% of our net revenues. In the three months and six ended June 30, 2019, the same customer accounted for approximately 10% and 12% of our net revenues. International sales accounted for 97% of our net revenues in each of the three and six months ended June 30, 2020 and 2019.
Our gross margin was 50.1% in each of the three months ended June 30, 2020 and 2019, respectively, and 50.8% and 50.5% in the six months ended June 30, 2020, and 2019, respectively. The increase in gross margin in the six-month period was due to a favorable change in end-market mix with a greater amount of revenues coming from higher-margin end markets.
Total operating expenses were $40.6 million and $41.8 million in the three months ended June 30, 2020 and 2019, respectively, and $82.0 million and $81.2 million in the six months ended June 30, 2020 and 2019, respectively. The decrease in the three-month period was due primarily to lower legal expenses following the conclusion of our patent litigation with ON Semiconductor in October 2019, as well as lower travel expenses due to restrictions associated with the COVID-19 pandemic. These decreases were partially offset by higher salary and related expenses driven by the expansion of our workforce, as well as higher stock-based compensation expense related to performance-based awards. The increase in the six-month period was primarily due to higher salary and related expenses from the expansion of our workforce and higher stock-based compensation expense related to performance awards. These increases were mostly offset by lower legal expenses following the conclusion of our litigation with ON Semiconductor and lower travel expenses due to COVID-19 pandemic related restrictions.
COVID-19 Pandemic
The COVID-19 pandemic has disrupted everyday life and markets worldwide, and governments around the world have imposed restrictions aimed at controlling the spread of the virus, including shelter-in-place orders, travel restrictions, business shutdowns and border closures. Beginning March 16, 2020 our San Jose headquarters location was subject to a shelter-in-place order, under which most of our employees were required to work from home; other locations around the world have also been subject to such restrictions. We will begin a phased reopening of our San Jose headquarters when these restrictions are lifted. Most of our employees in other locations around the world have returned to the office under a phased reopening plan. We have implemented a variety of measures to protect the health and safety of our employees, including the provision of masks, gloves and sanitizers, social-distancing rules, and regular deep cleaning of our facilities.

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, the pandemic has caused disruptions in our supply chain. While the supply of wafers from our foundry partners has not been interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines have caused temporary shutdowns at our assembly and test sub-contractors in those countries; all of the affected sub-contractors have now resumed operations. While these disruptions have resulted in delayed shipments to some customers, we believe we have thus far prevented a material impact to our results through a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods, safety stocks of certain key inputs, and multiple sources for most of our products.

The economic downturn stemming from the pandemic has resulted in reduced demand for goods incorporating our products. While the future trajectory of demand is highly uncertain, we have adjusted our near-term operating-expense and capital-spending plans, in anticipation of a continued period of reduced demand. However, we believe our business is fundamentally sound with strong, long-term growth prospects and ample cash resources. We have not reduced headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock repurchase programs; however, if the economy deteriorates more than we expect or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.9	49.9	49.2	49.5
Gross profit	50.1	50.1	50.8	50.5
Operating expenses:
Research and development	18.5	18.7	18.0	19.4
Sales and marketing	12.2	12.8	12.2	13.7
General and administrative	7.3	9.1	7.7	9.2
Total operating expenses	38.0	40.6	37.9	42.3
Income from operations	12.1	9.5	12.9	8.2
Other income	1.4	1.3	1.5	1.3
Income before income taxes	13.5	10.8	14.4	9.5
Provision for income taxes	1.1	0.2	1.0	0.1
Net income	12.4%	10.6%	13.4%	9.4%
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2020 were $106.8 million and $216.5 million, respectively and $102.9 million and $192.1 million, respectively, for the corresponding periods of 2019. The increase in revenue was primarily due to growth in the communications and industrial end markets, reflecting increased adoption of higher-power chargers for mobile phones and growth across a broad range of industrial applications. In the three-month period these increases were partially offset by lower revenues from the consumer end market following strong sales from appliance applications in the prior quarter as reflected in the higher rate of year-over-year growth for the six-month period.
Our revenue mix by end market for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2020	2019	2020	2019
Communications	28%	24%	25%	21%
Computer	6%	6%	5%	6%
Consumer	31%	37%	36%	38%
Industrial	35%	33%	34%	35%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $103.9 million and $210.8 million in the three and six months ended June 30, 2020, respectively, and $100.3 million and $186.8 million, respectively, in the corresponding periods of 2019. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 81% and 78% of our net revenues in the three and six months ended June 30, 2020, respectively, and 78% and 77%, respectively, in the corresponding periods of 2019. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 82% and 79% of net revenues in the three and six months ended June 30, 2020, respectively and 73% and 75% in the corresponding periods of 2019. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three and six months ended June 30, 2020, and 2019, one customer, a distributor of our products, accounted for more than 10% of our net revenues.

The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2020	2019	2020	2019
Avnet	13%	10%	12%	12%

No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$106.8	$102.9	$216.5	$192.1
Gross profit	$53.5	$51.6	$110.0	$97.0
Gross margin	50.1%	50.1%	50.8%	50.5%
Gross margin increased in the six months ended June 30, 2020, compared with the corresponding period in 2019, due primarily to a favorable change in end-market mix with more revenues coming from higher-margin end markets.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$106.8	$102.9	$216.5	$192.1
R&D expenses	$19.8	$19.3	$38.9	$37.2
R&D expenses as a % of net revenue	18.5%	18.7%	18.0%	19.4%
R&D expenses increased in the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019, due primarily to higher salary and related expenses driven by increased headcount, as well as higher stock-based compensation expense related to performance-based awards.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$106.8	$102.9	$216.5	$192.1
S&M expenses	$13.0	$13.2	$26.5	$26.2
S&M expenses as a % of net revenue	12.2%	12.8%	12.2%	13.7%
S&M expenses decreased in the three months ended June 30, 2020, as compared to the corresponding period in 2019, due to lower travel expenses and promotional activities resulting from restrictions associated with the COVID-19 pandemic, along with lower amortization of intangibles, which were partially offset by higher salary and related expenses driven by the expansion of our sales force and higher stock-based compensation expense related to performance-based awards. S&M increased in the six months ended June 30, 2020, as compared to the corresponding period in 2019, as the higher salary and related expenses driven by the expansion of our sales force and higher stock-based compensation were only partially offset by lower travel expenses and promotional activities resulting from restrictions associated with the COVID-19 pandemic, and lower amortization of intangibles.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$106.8	$102.9	$216.5	$192.1
G&A expenses	$7.8	$9.3	$16.6	$17.7
G&A expenses as a % of net revenue	7.3%	9.1%	7.7%	9.2%
G&A expenses decreased in the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019 due to lower patent-litigation expense following our settlement with ON Semiconductor in October 2019, partially offset by higher stock-based compensation expense related to performance-based awards.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$106.8	$102.9	$216.5	$192.1
Other income	$1.5	$1.3	$3.3	$2.5
Other income as a % of net revenue	1.4%	1.3%	1.5%	1.3%
Other income increased in the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019 due primarily to an increase in interest income earned on higher cash and investment balances.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Income before income taxes	$14.4	$11.1	$31.3	$18.3
Provision for income taxes	$1.2	$0.2	$2.2	$0.3
Effective tax rate	8.4%	2.0%	7.0%	1.4%
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our effective tax rates for the three and six months ended June 30, 2020 were 8.4% and 7.0%, respectively, and 2.0% and 1.4%, respectively, for the corresponding periods of 2019. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources
As of June 30, 2020, we had $445.9 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $34.8 million from $411.1 million as of December 31, 2019. As of June 30, 2020, we had working capital, defined as current assets less current liabilities, of $512.5 million, an increase of approximately $21.6 million from $490.9 million as of December 31, 2019.
Operating activities generated cash of $63.0 million in the six months ended June 30, 2020. Net income for this period was $29.1 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $12.7 million, $11.1 million, $2.2 million and $1.3 million, respectively. Sources of cash also included a $11.6 million decrease in accounts receivable due to the timing of cash receipts, a $5.9 million increase in accounts payable (excluding payables related to property and equipment) due primarily to the timing of payments, and a $4.1 million decrease in prepaid expenses and other assets, primarily driven by taxes refunded. These sources of cash were partially offset by a $13.6 million increase in inventories in order to support future demand and a $1.7 million decrease in taxes payable and accrued liabilities.
Operating activities generated cash of $20.5 million in the six months ended June 30, 2019. Net income for this period was $18.1 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $9.9 million, $9.4 million, $2.5 million and $1.7 million, respectively. Sources of cash also included a $4.2 million increase in accounts payable (excluding payables related to property and equipment) due primarily to the timing of payments, and a $1.2 million increase in taxes payable and accrued liabilities. These sources of cash were partially offset by a $14.5 million increase in accounts receivable due to the timing of customer shipments, an $8.3 million increase in inventory reflecting a combination of the recent market slowdown and anticipation of future demand, and a $3.6 million increase in prepaid expenses and other assets, primarily driven by prepaid taxes and advances to suppliers.
Our investing activities provided $17.8 million of cash in the six months ended June 30, 2020, primarily consisting of $39.1 million from sales and maturities of marketable securities, net of purchases, partially offset by $21.6 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of our office in Switzerland. Our investing activities in the six months ended June 30, 2019, resulted in a $43.6 million net use of cash, primarily consisting of $35.0 million for purchases of marketable securities, net of sales and maturities, and $8.3 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the six months ended June 30, 2020, resulted in a $8.3 million net use of cash, consisting of $11.9 million for the payment of dividends to stockholders and $2.6 million for the repurchase of our common stock. These uses of cash were offset in part by $6.3 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the six months ended June 30, 2019, resulted in a $11.5 million net use of cash, consisting of $9.9 million for the payment of dividends to stockholders and $7.3 million for the repurchase of our common stock. These uses of cash were offset in part by $5.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. We amended the Credit Agreement on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2020, $6.2 million was reserved against the available credit in the form a standby letter of credit. No advances were outstanding under the agreement as of June 30, 2020.
In January 2019, our board of directors declared four quarterly cash dividends of $0.17 per share to be paid to stockholders of record at the end of each quarter in 2019. In October 2019, our board of directors raised the cash dividend per share with the declaration five cash dividends, consisting of (a) a dividend of $0.02 per share to be paid to stockholders of record at the end of the fourth quarter in 2019, which is in addition to the dividend of $0.17 per share to be paid to stockholders of record at the end of the fourth quarter in 2019 previously declared by the board in January 2019, and (b) a dividend of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2020. In April 2020, our board of directors raised the cash dividend further with the declaration of three cash dividends of $0.21 per share (in lieu of the $0.19 per share previously announced) to be paid to stockholders of record at the end of each of the second, third and fourth quarters in 2020. Dividend payouts of $5.6 million and $6.3 million occurred on March 31, 2020 and June 30, 2020, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
As of December 31, 2019, we had approximately $43.9 million remaining under our stock-repurchase program. In the six months ended June 30, 2020 we repurchased approximately 32,000 shares of our common stock for approximately $2.6 million. As of June 30, 2020, we had approximately $41.3 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of June 30, 2020, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $20.8 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of June 30, 2020, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017, subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of June 30, 2020, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.
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
Off-Balance-Sheet Arrangements
As of June 30, 2020, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2020, and December 31, 2019, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2020, or December 31, 2019, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of June 30, 2020, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2020, and December 31, 2019, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2018, our board of directors authorized the use of $80.0 million for the repurchase of our common stock, which was announced on October 25, 2018. As of December 31, 2019, we had approximately $43.9 million available for future repurchases to be executed according to predefined price/volume guidelines.
In the six months ended June 30, 2020, we repurchased approximately 32,000 of our shares for approximately $2.6 million. As of June 30, 2020, we had approximately $41.3 million remaining in our repurchase program, which has no expiration date.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the second quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
April 1, 2020, to April 30, 2020	7,525	$82.62	7,525	$41.3
May 1, 2020, to May 31, 2020	—	—	—	$41.3
June 1, 2020, to June 30, 2020	—	—	—	$41.3
Total	7,525		7,525
All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1	2020 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/7/2020

10.2	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Balu Balakrishnan					X

10.3	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Douglas Bailey					X

10.4	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Radu Barsan					X

10.5	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Ben Sutherland					X

10.6	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Mike Matthews					X

10.7	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Sandeep Nayyar					X

10.8	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Raja Petrakian					X

10.9	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Clifford Walker					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

POWER INTEGRATIONS, INC.

Dated:	July 30, 2020	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)