Form 10-Q
period 2020-09-30
POWER INTEGRATIONS INC
filed 2020-10-29
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 26, 2020
Common Stock, $0.001 par value	59,860,945

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to: the novel coronavirus pandemic (COVID-19), which could significantly disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed below; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A -“Risk Factors” and Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$232,014	$178,690
Short-term marketable securities	211,926	232,398
Accounts receivable, net	29,447	24,274
Inventories	104,805	90,380
Prepaid expenses and other current assets	14,755	15,597
Total current assets	592,947	541,339
PROPERTY AND EQUIPMENT, net	147,719	116,619
INTANGIBLE ASSETS, net	13,582	16,865
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	2,660	2,836
OTHER ASSETS	27,311	34,388
Total assets	$876,068	$803,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,623	$27,433
Accrued payroll and related expenses	12,892	13,408
Taxes payable	379	584
Other accrued liabilities	9,357	9,051
Total current liabilities	66,251	50,476
LONG-TERM INCOME TAXES PAYABLE	15,497	14,617
DEFERRED TAX LIABILITIES	87	164
OTHER LIABILITIES	14,436	14,093
Total liabilities	96,271	79,350
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	181,192	152,117
Accumulated other comprehensive loss	(2,355)	(3,130)
Retained earnings	600,932	575,531
Total stockholders’ equity	779,797	724,546
Total liabilities and stockholders’ equity	$876,068	$803,896
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
NET REVENUES	$121,129	$114,159	$337,625	$306,212
COST OF REVENUES	61,560	56,028	168,040	151,035
GROSS PROFIT	59,569	58,131	169,585	155,177

OPERATING EXPENSES:
Research and development	20,868	17,957	59,790	55,172
Sales and marketing	13,658	13,452	40,168	39,678
General and administrative	10,302	9,224	26,867	26,948
Total operating expenses	44,828	40,633	126,825	121,798
INCOME FROM OPERATIONS	14,741	17,498	42,760	33,379
OTHER INCOME	877	1,078	4,134	3,540
INCOME BEFORE INCOME TAXES	15,618	18,576	46,894	36,919
PROVISION FOR INCOME TAXES	798	1,477	2,996	1,742
NET INCOME	$14,820	$17,099	$43,898	$35,177

EARNINGS PER SHARE:
Basic	$0.25	$0.29	$0.74	$0.60
Diluted	$0.24	$0.29	$0.72	$0.59

SHARES USED IN PER SHARE CALCULATION:
Basic	59,823	58,770	59,582	58,426
Diluted	60,852	59,732	60,668	59,418
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. The Earnings Per Share and Shares Used in Per Share Calculation information presented above reflects the effect of the August 2020 stock split. Refer to Note 9, Earnings Per Share, in this Form 10-Q for details.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
NET INCOME	$14,820	$17,099	$43,898	$35,177
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and nine months ended September 30, 2020 and 2019	(51)	27	(364)	(245)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and nine months ended September 30, 2020 and 2019	(633)	208	981	799
Amortization of defined benefit pension items, net of tax of $37 and $92 in the three and nine months ended September 30, 2020, respectively, and $5 and $15 in the three and nine months ended September 30, 2019, respectively	49	17	158	51
Total other comprehensive income (loss)	(635)	252	775	605
TOTAL COMPREHENSIVE INCOME	$14,185	$17,351	$44,673	$35,782
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Common stock
Beginning balance	$28	$28	$28	$28
Common stock issued under employee stock plans	—	—	—	—
Repurchase of common stock	—	—	—	—
Ending balance	28	28	28	28

Additional paid-in capital
Beginning balance	168,470	134,443	152,117	126,164
Common stock issued under employee stock plans	3,364	4,005	9,662	9,683
Repurchase of common stock	—	—	(2,636)	(7,302)
Stock-based compensation	9,358	5,106	22,049	15,009
Ending balance	181,192	143,554	181,192	143,554

Accumulated other comprehensive loss
Beginning balance	(1,720)	(1,336)	(3,130)	(1,689)
Other comprehensive income (loss)	(635)	252	775	605
Ending balance	(2,355)	(1,084)	(2,355)	(1,084)

Retained earnings
Beginning balance	592,694	410,730	575,531	402,569
Net income	14,820	17,099	43,898	35,177
Payment of dividends to stockholders	(6,582)	(4,999)	(18,497)	(14,916)
Ending balance	600,932	422,830	600,932	422,830

Total stockholders’ equity	$779,797	$565,328	$779,797	$565,328
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,898	$35,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,071	14,262
Amortization of intangibles	3,283	3,840
Loss on disposal of property and equipment	311	214
Stock-based compensation expense	22,049	15,009
Amortization of premium (accretion of discount) on marketable securities	525	(296)
Deferred income taxes	100	1,278
Increase in accounts receivable allowance for credit losses, net	155	57
Change in operating assets and liabilities:
Accounts receivable	(5,328)	(14,804)
Inventories	(14,425)	(7,853)
Prepaid expenses and other assets	6,133	(3,034)
Accounts payable	6,365	(2,636)
Taxes payable and accrued liabilities	(864)	1,126
Net cash provided by operating activities	79,273	42,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,738)	(14,325)
Proceeds from sale of property and equipment	331	—
Acquisition of technology licenses	—	(351)
Purchases of marketable securities	(66,066)	(135,288)
Proceeds from sales and maturities of marketable securities	86,995	66,184
Net cash used in investing activities	(14,478)	(83,780)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	9,662	9,683
Repurchase of common stock	(2,636)	(7,302)
Payments of dividends to stockholders	(18,497)	(14,916)
Net cash used in financing activities	(11,471)	(12,535)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,324	(53,975)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,690	134,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$232,014	$80,162
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$14,180	$2,868
Unpaid technology licenses	$—	$675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$(1,927)	$1,083
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
The share and per share information for all periods presented in this Form 10-Q has been adjusted for the effect of the August 2020 stock split. Refer to Note 8, Stockholders’ Equity, in this Form 10-Q for details.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:
Significant Accounting Policies and Estimates
No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in its Annual Report on Form 10-K, filed on February 7, 2020, for the year ended December 31, 2019.
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The Company adopted the new standard in the first quarter of 2020, effective January 1, 2020, using the modified-retrospective approach. For available-for-sale debt securities, the Company has made a policy election to present separately accrued interest receivable within prepaid expenses and other current assets on the condensed consolidated balance sheet. Upon adoption, there was no impact on the Company’s condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	September 30, 2020	December 31, 2019
Accounts receivable trade	$65,427	$61,036
Allowance for ship and debit	(30,088)	(33,475)
Allowance for stock rotation and rebate	(4,974)	(2,524)
Allowance for credit losses	(918)	(763)
Total	$29,447	$24,274

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

	Allowance for Credit Losses
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2020
Beginning balance	$(609)	$(763)
Provision for credit loss expense	(309)	(309)
Receivables written off	—	154
Recoveries collected	—	—
Ending balance	$(918)	$(918)

Inventories

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$38,977	$39,058
Work-in-process	37,682	25,982
Finished goods	28,146	25,340
Total	$104,805	$90,380
Prepaid Expenses and Other Current Assets

(In thousands)	September 30, 2020	December 31, 2019
Prepaid legal fees	$589	$16
Prepaid income tax	1,440	5,615
Prepaid maintenance agreements	1,729	819
Interest receivable	1,395	1,279
Advance to suppliers	4,297	3,579
Other	5,305	4,289
Total	$14,755	$15,597
Intangible Assets

	September 30, 2020			December 31, 2019
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(28,327)	9,633	37,960	(25,933)	12,027
Customer relationships	16,700	(15,471)	1,229	20,030	(18,098)	1,932
Technology licenses	1,926	(467)	1,459	1,926	(281)	1,645
Total	$57,847	$(44,265)	$13,582	$61,177	$(44,312)	$16,865

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated future amortization expense related to finite-lived intangible assets at September 30, 2020, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2020 (remaining three months)	$1,076
2021	3,494
2022	2,415
2023	2,173
2024	1,279
Thereafter	1,884
Total	$12,321

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for three and nine months ended September 30, 2020 and 2019, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2020	2019	2020		2019		2020	2019	2020	2019
Beginning balance	$2,197	$325	$(2,375)		$(678)		$(1,542)	$(983)	$(1,720)	$(1,336)
Other comprehensive income (loss) before reclassifications	(633)	208	—		—		(51)	27	(684)	235
Amounts reclassified from accumulated other comprehensive loss	—	—	49	(1)	17	(1)	—	—	49	17
Net-current period other comprehensive income (loss)	(633)	208	49		17		(51)	27	(635)	252
Ending balance	$1,564	$533	$(2,326)		$(661)		$(1,593)	$(956)	$(2,355)	$(1,084)
_______________
(1)     This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2020 and 2019.

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2020	2019	2020		2019		2020	2019	2020	2019
Beginning balance	$583	$(266)	$(2,484)		$(712)		$(1,229)	$(711)	$(3,130)	$(1,689)
Other comprehensive income (loss) before reclassifications	981	799	—		—		(364)	(245)	617	554
Amounts reclassified from accumulated other comprehensive loss	—	—	158	(1)	51	(1)	—	—	158	51
Net-current period other comprehensive income (loss)	981	799	158		51		(364)	(245)	775	605
Ending balance	$1,564	$533	$(2,326)		$(661)		$(1,593)	$(956)	$(2,355)	$(1,084)

_______________
(1)     This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2020 and 2019.

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
The fair-value hierarchy of the Company's cash equivalents and marketable securities at September 30, 2020, and December 31, 2019, was as follows:

	Fair Value Measurement at
	September 30, 2020
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$165,675	$—	$165,675
Commercial paper	220,038	—	220,038
Money market funds	18,073	18,073	—
Total	$403,786	$18,073	$385,713

	Fair Value Measurement at
	December 31, 2019
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$232,398	$—	$232,398
Commercial paper	146,955	—	146,955
Money market funds	2,983	2,983	—
Total	$382,336	$2,983	$379,353
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2020, and the twelve months ended December 31, 2019.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2020, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Commercial paper	$46,251	$—	$—	$46,251
Corporate securities	18,119	52	—	18,171
Total	64,370	52	—	64,422
Investments due in 4-12 months:
Corporate securities	136,410	1,366	—	137,776
Total	136,410	1,366	—	137,776
Investments due in 12 months or greater:
Corporate securities	9,582	146	—	9,728
Total	9,582	146	—	9,728
Total marketable securities	$210,362	$1,564	$—	$211,926
Accrued interest receivable was $1.4 million at September 30, 2020 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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
As of September 30, 2020 the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded. The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2019:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
December 31, 2019
Corporate securities	$13,069	$(6)	$—	$—	$13,069	$(6)
Total marketable securities	$13,069	$(6)	$—	$—	$13,069	$(6)
In the three and nine months ended September 30, 2020, no unrealized losses on marketable securities were recognized in income.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2020, and September 30, 2019:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of revenues	$602	$280	$1,250	$824
Research and development	2,976	1,893	7,436	5,669
Sales and marketing	1,900	1,211	4,550	3,413
General and administrative	3,880	1,722	8,813	5,103
Total stock-based compensation expense	$9,358	$5,106	$22,049	$15,009
Stock-based compensation expense in the three months ended September 30, 2020, was approximately $9.4 million, comprising approximately $4.7 million related to restricted stock unit (RSU) awards, $4.2 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.5 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the nine months ended September 30, 2020, was approximately $22.0 million, comprising approximately $14.1 million related to RSUs, $6.6 million related to PSUs and PRSUs and $1.3 million related to the Company’s employee stock purchase plan.
Stock-based compensation expense in the three months ended September 30, 2019, was approximately $5.1 million, comprising approximately $4.4 million related to RSUs, $0.3 million related to PSUs and PRSUs and $0.4 million related to the

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company’s employee stock purchase plan. In the nine months ended September 30, 2019, stock-based compensation expense was approximately $15.0 million, comprising approximately $13.2 million related to RSUs, $0.6 million related to PSUs and PRSUs and $1.2 million related to the Company’s employee stock purchase plan.

Stock Options
A summary of stock options outstanding as of September 30, 2020, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	335	$19.44
Granted	—	—
Exercised	(198)	$18.87
Forfeited or expired	—	—
Outstanding at September 30, 2020	137	$20.27	1.21	$4,795
Vested and exercisable at September 30, 2020	137		1.21	$4,795
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
In January 2020, it was determined that approximately 121,000 shares subject to the PSUs granted in 2019 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2020.
A summary of PSUs outstanding as of September 30, 2020, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	121	$35.06
Granted	149	$46.25
Vested	(121)	$35.06
Forfeited	—	—
Outstanding at September 30, 2020	149	$46.21	0.25	$8,235
Outstanding and expected to vest at September 30, 2020	140		0.25	$7,733
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.
In January 2020 it was determined that no shares subject to the PRSUs granted in 2017 vested in aggregate; thus no shares were released to the Company’s executives in the first quarter of 2020.
A summary of PRSUs outstanding as of September 30, 2020, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	287	$32.03
Granted	152	$49.67
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2020	439	$38.14	1.25	$24,345
Outstanding and expected to vest at September 30, 2020	267		1.82	$14,816
RSU Awards
A summary of RSUs outstanding as of September 30, 2020, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	1,719	$31.33
Granted	430	$44.48
Vested	(589)	$30.16
Forfeited	(30)	$36.89
Outstanding at September 30, 2020	1,530	$35.37	1.66	$84,733
Outstanding and expected to vest at September 30, 2020	1,418		1.60	$78,580

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
Customer Concentration
The Company's top ten customers accounted for approximately 65% and 56% of net revenues for the three and nine months ended September 30, 2020, respectively, and approximately 55% and 54%, respectively, in the corresponding periods of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $85.3 million and $256.1 million in the three and nine months ended September 30, 2020, respectively, and $78.0 million and $222.7 million, respectively, for the corresponding periods of 2019. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
Customer	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Avnet	18%	11%	14%	11%
Honestar Technologies Co., Ltd.	14%	*	*	*
________________________
*Total customer revenue was less than 10% of net revenues.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020, and December 31, 2019, 74% and 63%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.
The following customers represented 10% or more of accounts receivable:

Customer	September 30, 2020	December 31, 2019
Avnet	29%	*
Powertech Distribution Ltd.	10%	10%
Honestar Technologies Co., Ltd.	10%	*
________________________
*Total customer accounts receivable was less than 10% of accounts receivable.
No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and nine months ended September 30, 2020, and September 30, 2019, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
United States of America	$2,380	$2,878	$8,028	$8,162
Hong Kong/China	76,549	64,526	202,642	171,110
Taiwan	4,133	10,410	17,811	27,246
Korea	12,121	7,177	29,762	22,621
Western Europe (excluding Germany)	7,535	9,220	25,565	28,746
Japan	4,303	4,753	12,606	11,312
Germany	5,755	4,921	17,169	13,661
Other	8,353	10,274	24,042	23,354
Total net revenues	$121,129	$114,159	$337,625	$306,212

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY:
Common Stock Shares Outstanding

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	59,752	58,660	58,862	57,778
Common stock issued under employee stock plans	103	178	1,057	1,302
Repurchased	—	—	(64)	(242)
Ending balance	59,855	58,838	59,855	58,838
In July 2020, the Company’s board of directors approved a two-for-one stock split in the form of a stock dividend, payable on August 18, 2020, to stockholders of record as of the close of business on August 14, 2020. The Company’s stockholders received one additional share of common stock for each share of common stock held on August 14, 2020. The share and per share information for all periods presented in this Form 10-Q has been adjusted for the effect of the stock split.
Common Stock Repurchases
As of December 31, 2019, the Company had approximately $43.9 million remaining under its stock-repurchase program. In the nine months ended September 30, 2020, the Company repurchased approximately 64,000 shares of its common stock for approximately $2.6 million. As of September 30, 2020, the Company had approximately $41.3 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2019, the Company’s board of directors declared four quarterly cash dividends of $0.085 per share to be paid to stockholders of record at the end of each quarter in 2019. In October 2019, the Company’s board of directors raised the cash dividends per share with the declaration of five cash dividends, consisting of (a) a dividend of $0.01 per share to be paid to stockholders of record at the end of the fourth quarter in 2019, that was in addition to the dividend of $0.085 per share to be paid to stockholders of record at the end of the fourth quarter in 2019 previously declared by the board in January 2019, and (b) a dividend of $0.095 per share to be paid to stockholders of record at the end of each quarter in 2020.
In April 2020, the Company’s board of directors raised the cash dividends with the declaration of three cash dividends of $0.105 per share (in lieu of the $0.095 per share previously announced in October 2019) to be paid to stockholders of record at the end of each of the second, third and fourth quarter in 2020. In July 2020, the Company’s board of directors raised the cash dividends further with the declaration of two cash dividends of $0.11 per share (in lieu of the $0.105 per share announced in April 2020) to be paid to stockholders of record at the end of each of the third and fourth quarter in 2020.
For the three and nine months ended September 30, 2020, and 2019, cash dividends declared and paid were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Dividends declared and paid	$6,582	$4,999	$18,497	$14,916
Dividends declared per common share	$0.110	$0.085	$0.310	$0.255

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Basic earnings per share:
Net income	$14,820	$17,099	$43,898	$35,177
Weighted-average common shares	59,823	58,770	59,582	58,426
Basic earnings per share	$0.25	$0.29	$0.74	$0.60
Diluted earnings per share: (1)
Net income	$14,820	$17,099	$43,898	$35,177
Weighted-average common shares	59,823	58,770	59,582	58,426
Effect of dilutive awards:
Employee stock plans	1,029	962	1,086	992
Diluted weighted-average common shares	60,852	59,732	60,668	59,418
Diluted earnings per share	$0.24	$0.29	$0.72	$0.59
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
In the three and nine months ended September 30, 2020 and 2019, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.
In July 2020, the Company’s board of directors approved a two-for-one stock split in the form of a stock dividend to stockholders of record as of the close of business on August 14, 2020. Refer to Note 8, Stockholders’ Equity, for additional information. The share and per share information for all periods presented in this Form 10-Q has been adjusted for the effect of the stock split.

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
The Company's effective tax rates for the three and nine months ended September 30, 2020, were 5.1% and 6.4%, respectively and 8.0% and 4.7%, respectively, for the corresponding periods of 2019. In the three and nine months ended September 30, 2020 and 2019, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.
As of September 30, 2020, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. Although the Court of Appeals affirmed the original findings and the reduced damages award, the Company believes it has strong defenses, and intends to continue to vigorously defend itself against Opticurrent’s claims, including through a pending motion to set aside the judgment in view of a disclaimer that Opticurrent made during reexamination proceedings, which has been fully briefed and argued, with rulings expected in the coming months.
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
On January 6, 2020, the Company filed a complaint against CogniPower LLC for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement will go forward separately in their lawsuit against the Company’s customers, but the Company has filed a motion to intervene in that lawsuit and expects a ruling in the coming months. The Company’s infringement claims against CogniPower likewise will proceed in a separate action. These cases are in their preliminary stages, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.
The Company is unable to predict the outcome of legal proceedings with certainty, and there can be no assurance that the Company will prevail in the above-mentioned unsettled litigations. These litigations, whether or not determined in the Company’s favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. Currently, the Company is not able to estimate a loss or a range of loss for the ongoing litigation disclosed above, however adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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
Recent Results
Our net revenues were $121.1 million and $114.2 million in the three months ended September 30, 2020 and 2019, respectively, and $337.6 million and $306.2 million in the nine months ended September 30, 2020 and 2019, respectively. The increase in revenues in the three-month period was primarily due to growth in the communications and computer end markets, reflecting increased adoption of higher-power chargers for mobile phones and tablets, as well as increased sales for desktop computers and monitors. These increases were partially offset by lower sales in the industrial end market across a broad range of applications. The increase in revenues in the nine-month period was due to growth across all end markets including the applications discussed above as well as a broad range of industrial and consumer-appliance applications.
Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 65% and 56% of our net revenues in the three and nine months ended September 30, 2020, respectively, and 55% and 54% of net revenues in each of the respective corresponding periods of 2019. In the three months ended September 30, 2020, two customers, distributors of our products, accounted for approximately 18% and 14% of our net revenues. In the nine months ended September 30, 2020, one of the two customers accounted for approximately 14% of our net revenues. In the three and nine months ended September 30, 2019, the same customer accounted for approximately 11% of our net revenues. International sales accounted for 98% of our net revenues in each of the three and nine months ended September 30, 2020, and 97% of our net revenues in each of the three and nine months ended September 30, 2019.
Our gross margin was 49.2% and 50.9% in the three months ended September 30, 2020 and 2019, respectively, and 50.2% and 50.7% in the nine months ended September 30, 2020, and 2019, respectively. The decrease in gross margin in the three- and nine-month periods of 2020 as compared to the same periods in 2019 was due to an unfavorable change in end-market mix with a greater amount of revenues coming from lower-margin end markets.

Total operating expenses were $44.8 million and $40.6 million in the three months ended September 30, 2020 and 2019, respectively, and $126.8 million and $121.8 million in the nine months ended September 30, 2020 and 2019, respectively. The increase in the three- and nine-month periods was due primarily to higher stock-based compensation expense related to performance-based awards along with higher salary and related expenses from the expansion of our workforce. These increases were partially offset by lower legal expenses following the conclusion of our litigation with ON Semiconductor and lower travel expenses due to COVID-19 pandemic related restrictions.
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

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, the pandemic has caused disruptions in our supply chain. While the supply of wafers from our foundry partners has not been interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines in the early stages of the pandemic caused temporary shutdowns at our assembly and test sub-contractors in those countries. All of the affected sub-contractors have now resumed operations. While these disruptions resulted in delayed shipments to some customers, our results were not materially affected due to a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods, safety stocks of certain key inputs, and multiple sources for most of our products.

The economic downturn stemming from the pandemic has impacted demand for goods incorporating our products. While the future trajectory of demand is highly uncertain, we have adjusted our near-term operating-expense and capital-spending plans, in anticipation of a continued period of reduced demand. However, we believe our business is fundamentally sound with strong, long-term growth prospects and ample cash resources. We have not reduced headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock repurchase programs; however, if the economy deteriorates more than we expect or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.8	49.1	49.8	49.3
Gross profit	49.2	50.9	50.2	50.7
Operating expenses:
Research and development	17.2	15.7	17.7	18.0
Sales and marketing	11.3	11.8	11.9	13.0
General and administrative	8.5	8.1	8.0	8.8
Total operating expenses	37.0	35.6	37.6	39.8
Income from operations	12.2	15.3	12.6	10.9
Other income	0.7	0.9	1.2	1.2
Income before income taxes	12.9	16.2	13.8	12.1
Provision for income taxes	0.7	1.2	0.9	0.6
Net income	12.2%	15.0%	12.9%	11.5%
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2020 were $121.1 million and $337.6 million, respectively, and $114.2 million and $306.2 million, respectively, for the corresponding periods of 2019. The increase in revenues in the three months ended September 30, 2020 as compared to same period in 2019 was primarily due to growth in the communications and computer end markets, reflecting increased adoption of higher-power chargers for mobile phones and tablets, as well as increased sales for desktop computers and monitors. These increases were partially offset by lower sales in the industrial end market across a broad range of applications. The increase in revenues in the nine months ended September 30, 2020 as compared to same period in 2019 was due to growth across all end markets including the applications discussed above as well as a broad range of industrial and consumer-appliance applications.

Our revenue mix by end market for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
End Market	2020	2019	2020	2019
Communications	32%	29%	28%	24%
Computer	9%	5%	6%	5%
Consumer	31%	32%	34%	36%
Industrial	28%	34%	32%	35%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $118.7 million and $329.6 million in the three and nine months ended September 30, 2020, respectively, and $111.3 million and $298.1 million, respectively, in the corresponding periods of 2019. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 82% and 80% of our net revenues in the three and nine months ended September 30, 2020, respectively, and 77% in the corresponding periods of 2019. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 70% and 76% of net revenues in the three and nine months ended September 30, 2020, respectively and 68% and 73% in the corresponding periods of 2019. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2020	2019	2020	2019
Avnet	18%	11%	14%	11%
Honestar Technologies Co., Ltd.	14%	*	*	*
________________________
*Total customer revenue was less than 10% of net revenues.
No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$121.1	$114.2	$337.6	$306.2
Gross profit	$59.6	$58.1	$169.6	$155.2
Gross margin	49.2%	50.9%	50.2%	50.7%
Gross margin decreased in the three and nine months ended September 30, 2020, compared with the corresponding periods in 2019, due primarily to an unfavorable change in end-market mix with a greater amount of revenues coming from lower-margin end markets.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$121.1	$114.2	$337.6	$306.2
R&D expenses	$20.9	$18.0	$59.8	$55.2
R&D expenses as a % of net revenue	17.2%	15.7%	17.7%	18.0%
R&D expenses increased in the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, due primarily to higher salary and related expenses driven by increased headcount, as well as higher stock-based compensation expense related to performance-based awards.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$121.1	$114.2	$337.6	$306.2
S&M expenses	$13.7	$13.5	$40.2	$39.7
S&M expenses as a % of net revenue	11.3%	11.8%	11.9%	13.0%
S&M expenses increased in the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, driven by higher salary and related expenses from the expansion of our sales force and higher stock-based compensation expense primarily related to performance-based awards. These factors were partially offset by lower travel expenses and promotional activities resulting from restrictions associated with the COVID-19 pandemic, as well as lower amortization of intangibles.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$121.1	$114.2	$337.6	$306.2
G&A expenses	$10.3	$9.2	$26.9	$26.9
G&A expenses as a % of net revenue	8.5%	8.1%	8.0%	8.8%
G&A expenses increased in the three months ended September 30, 2020 as compared to the corresponding period in 2019 due to higher stock-based compensation expense related to performance-based awards, partially offset by lower patent-litigation expense following our settlement with ON Semiconductor in October 2019. G&A expenses were flat in the nine months ended September 30, 2020 as compared to the corresponding period of 2019 as higher stock-based compensation expense was offset by lower patent-litigation expense.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues	$121.1	$114.2	$337.6	$306.2
Other income	$0.9	$1.1	$4.1	$3.5
Other income as a % of net revenue	0.7%	0.9%	1.2%	1.2%

Other income decreased in the three months ended September 30, 2020 as compared to the corresponding period in 2019 due primarily to lower interest income, reflecting lower yields earned on our cash and investments despite higher cash and investment balances. Other income increased in the nine months ended September 30, 2020 as compared to the corresponding period in 2019 due primarily to an increase in interest income earned on higher cash and investment balances offset in part by lower yields.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Income before income taxes	$15.6	$18.6	$46.9	$36.9
Provision for income taxes	$0.8	$1.5	$3.0	$1.7
Effective tax rate	5.1%	8.0%	6.4%	4.7%
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our effective tax rates for the three and nine months ended September 30, 2020 were 5.1% and 6.4%, respectively, and 8.0% and 4.7%, respectively, for the corresponding periods of 2019. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources
As of September 30, 2020, we had $443.9 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $32.8 million from $411.1 million as of December 31, 2019. As of September 30, 2020, we had

working capital, defined as current assets less current liabilities, of $526.7 million, an increase of approximately $35.8 million from $490.9 million as of December 31, 2019.
Operating activities generated cash of $79.3 million in the nine months ended September 30, 2020. Net income for this period was $43.9 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $22.0 million, $17.1 million, $3.3 million and $0.1 million, respectively. Sources of cash also included a $6.4 million increase in accounts payable (excluding payables related to property and equipment) due primarily to the timing of payments, and a $6.1 million decrease in prepaid expenses and other assets, primarily driven by taxes refunded. These sources of cash were partially offset by a $14.4 million increase in inventories in order to support the current and future demand environment, a $5.3 million increase in accounts receivable due to the increase and timing of customer shipments, and a $0.9 million decrease in taxes payable and accrued liabilities.
Operating activities generated cash of $42.3 million in the nine months ended September 30, 2019. Net income for this period was $35.2 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $15.0 million, $14.3 million, $3.8 million and $1.3 million, respectively. Sources of cash also included a $1.1 million increase in taxes payable and accrued liabilities. These sources of cash were partially offset by a $14.8 million increase in accounts receivable due to increased customer shipments, a $7.9 million increase in inventories reflecting the impact of a market slowdown during the first half of the year and anticipation of future demand, a $2.6 million decrease in accounts payable, excluding payables related to property and equipment, due primarily to the timing of payments, and a $3.0 million increase in prepaid expenses and other assets, primarily driven by prepaid legal fees, prepaid taxes and advances to suppliers.
Our investing activities used $14.5 million of cash in the nine months ended September 30, 2020, primarily consisting of $35.7 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of a new office building in Switzerland, partially offset by $20.9 million from sales and maturities of marketable securities (net of purchases of marketable securities). Our investing activities in the nine months ended September 30, 2019, resulted in an $83.8 million net use of cash, primarily consisting of $69.1 million for purchases of marketable securities, net of sales and maturities, and $14.3 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the nine months ended September 30, 2020, resulted in an $11.5 million net use of cash, consisting of $18.5 million for the payment of dividends to stockholders and $2.6 million for the repurchase of our common stock. These uses of cash were offset in part by $9.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the nine months ended September 30, 2019, resulted in a $12.5 million net use of cash, consisting of $14.9 million for the payment of dividends to stockholders and $7.3 million for the repurchase of our common stock. These uses of cash were offset in part by $9.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. We amended the Credit Agreement on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of September 30, 2020, $7.4 million was reserved against the available credit in the form a standby letter of credit. No advances were outstanding under the agreement as of September 30, 2020.
In January 2019, our board of directors declared four quarterly cash dividends of $0.085 per share to be paid to stockholders of record at the end of each quarter in 2019. In October 2019, our board of directors raised the cash dividend per share with the declaration five cash dividends, consisting of (a) a dividend of $0.01 per share to be paid to stockholders of record at the end of the fourth quarter in 2019, that was in addition to the dividend of $0.085 per share to be paid to stockholders of record at the end of the fourth quarter in 2019 previously declared by the board in January 2019, and (b) a dividend of $0.095 per share to be paid to stockholders of record at the end of each quarter in 2020. In April 2020, our board of directors raised the cash dividend further with the declaration of three cash dividends of $0.105 per share (in lieu of the $0.095 per share previously announced) to be paid to stockholders of record at the end of each of the second, third and fourth quarters in 2020. In July 2020, our board of directors raised the cash dividends further with the declaration of two cash dividends of $0.11 per share (in lieu of the $0.105 per share announced in April 2020) to be paid to stockholders of record at the end of each of the third and fourth quarter in 2020. Dividend payouts of $5.6 million, $6.3 million, and $6.6 million occurred on March 31, 2020, June 30, 2020 and September 30, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

As of December 31, 2019, we had approximately $43.9 million remaining under our stock-repurchase program. In the nine months ended September 30, 2020 we repurchased approximately 64,000 shares of our common stock for approximately $2.6 million. As of September 30, 2020, we had approximately $41.3 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of September 30, 2020, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $20.8 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of September 30, 2020, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017, subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of September 30, 2020, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.
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
Off-Balance-Sheet Arrangements
As of September 30, 2020, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At September 30, 2020, and December 31, 2019, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2020, or December 31, 2019, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of September 30, 2020, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of September 30, 2020, and December 31, 2019, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1	Amended and Restated 1997 Employee Stock Purchase Plan					X

10.2	Amended and Restated 1997 Outside Directors Stock Option Plan					X

10.3	2007 Equity Incentive Plan					X

10.4	2016 Incentive Award Plan					X

10.5	Amendment Number Ten to Wafer Supply Agreement, effective as of August 26, 2020 by Power Integrations International Ltd. and Seiko Epson Corporation					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

POWER INTEGRATIONS, INC.

Dated:	October 29, 2020	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)