Form 10-K
period 2020-12-31
POWER INTEGRATIONS INC
filed 2021-02-05
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ⌧    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧    No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	⌧	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.6 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of February 2, 2021: 60,053,859.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2021 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: the novel coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed below; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described in Item 1A of Part I -- “Risk Factors” of this Form 10-K. We make these forward looking statements based upon information available on the date of this Form 10-K, and expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I -- “Risk Factors,” Item 7 of Part II -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

We also offer high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs) and silicon-carbide (SiC) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, electric vehicles (EVs) and high-voltage DC transmission systems.

Our products bring a number of important benefits to the power-conversion market compared with less advanced alternatives, including reduced component count and design complexity, smaller size, higher reliability and reduced time-to-market. Our products also reduce the energy consumption of power converters during normal use and in “standby” operation, when the end product is not in use. In addition to the environmental benefits of reduced energy usage, our energy-saving technologies provide a number of benefits to our customers; these include helping them meet the increasingly stringent efficiency standards now in effect for many electronic products, and enabling the elimination of bulky heatsinks used to dissipate the heat produced by wasted electricity.

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging from a few kilowatts up to gigawatts, and motor-drive applications up to approximately 400 watts. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

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

●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (SAM) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to more than $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of ICs, broadening the range of gate-driver applications we can address, and in 2018 we introduced our BridgeSwitch™ motor-driver ICs, addressing BLDC motors, as described above. We have recently introduced a series of automotive-qualified versions of our products, including SCALE-iDriver, InnoSwitch™ and LinkSwitch™ ICs, targeting the EV market; we expect to introduce additional products targeting EVs in the future, and expect automotive applications to become a significant portion of our SAM over time.

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

Finally, we have enhanced our SAM through the development of new technologies that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. In 2019 we began incorporating proprietary gallium-nitride (GaN) transistors in some our products, enabling a higher level of energy efficiency than ICs with traditional silicon transistors.

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

Our Highly Integrated Approach

In 1994 we introduced TOPSwitch, the industry’s first cost-effective high-voltage IC for switched-mode AC-DC power supplies. We have since introduced a range of other product families, expanding the range of power-supply applications we can serve and enhancing our competitiveness in applications that we already addressed. In 2012 we expanded our addressable market to include high-voltage gate drivers.

Our ICs and gate drivers drastically reduce the complexity and component count of power converters compared to typical discrete designs by integrating many of the functions otherwise performed by numerous discrete electronic components, and by eliminating (or reducing the size and cost of) additional components through innovative system design. As a result, our products enable power converters to have superior features and functionality at a total cost equal to or lower than that of many competing alternatives. Our products offer the following key benefits:

●	Fewer Components, Reduced Size and Higher Reliability

Our highly integrated ICs and gate drivers enable designs with up to 70% fewer components than comparable discrete designs. This reduction in component count enhances reliability and efficiency, reduces size, and results in lower manufacturing costs for our customers. Power supplies that incorporate our ICs are also lighter and more portable than comparable power supplies built with linear transformers, which are still used in some low-power applications.

●	Reduced Time-to-Market, Enhanced Manufacturability

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

●	Energy Efficiency

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

●	Wide Power Range and Scalability

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

In response to concerns about the environmental impact of carbon emissions, policymakers have taken action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices to comply with voluntary energy-efficiency specifications. In 2007 the California Energy Commission (CEC) implemented mandatory efficiency standards for external power supplies. The CEC standards were implemented nationwide in the United States in July 2008 as a result of the Energy Independence and Security Act of 2007 (EISA); these federal standards were tightened in 2016. Similar standards for external power supplies took effect in the European Union in 2010 as part of the EU’s EcoDesign Directive for Energy-Related Products.

In 2010, the EU EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products. The limit was reduced by 50 percent beginning in 2013, with many products now limited to 500 milliwatts of standby usage; further tightening of the standards is under consideration. The EISA legislation also required substantial improvements in the efficiency of lighting technologies beginning in 2012; as of 2014, traditional 100-, 75-, 60- and 40-watt bulbs are no longer permitted to be manufactured or sold in the United States. Plans to eliminate conventional incandescent bulbs have also been announced or enacted in other geographies such as Canada, Australia and Europe. In December 2019 the government of China published new efficiency standards for room air conditioners, which took effect on July 1, 2020.

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

Products

Below is a brief description of our products:

●	AC-DC power conversion products

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

In 2014 we introduced our InnoSwitch product family, the first power-supply ICs to combine primary, secondary and feedback circuits into a single package. These ICs employ a proprietary technology known as FluxLink to enable precise control without the need for optical components, which tend to add cost and diminish the reliability of power supplies.

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

●	High-voltage gate drivers

We offer a range of high-voltage gate-driver products sold primarily under the SCALE and SCALE-2 product-family names. These products are fully assembled circuit boards incorporating multiple ICs, electrical isolation components and other circuitry. We offer both ready-to-operate “plug-and-play” drivers designed specifically for use with particular IGBT modules, as well as “driver cores,” which provide more basic driver functionality that customers can customize to their own specifications after purchase. In May 2016 we introduced the SCALE-iDriver family of standalone ICs, which enables us to address applications ranging from a few kilowatts up to about 100 kilowatts, whereas previously our sales of high-power products were primarily for applications above 100 kilowatts.

●	Motor-driver products

The BridgeSwitch family of products, introduced in 2018, is a family of motor-driver ICs addressing BLDC motor applications up to approximately 400 watts. Such applications include refrigerator compressors, ceiling fans, air purifiers as well as pumps, fans and blowers used in consumer appliances such as dishwashers and laundry machines.

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

The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2020	2019	2018
Communications	30%	26%	20%
Computer	7%	5%	5%
Consumer	33%	35%	38%
Industrial	30%	34%	37%

Our products are used in a vast range of power-conversion applications in the above-listed end-market categories. The following chart lists the most prominent applications for our products in each category.

Market Category	Primary Applications
Communications	Mobile-phone chargers, adaptors for routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Computer	Desktop PCs and monitors, servers, adapters for tablets and notebook computers, other computer peripherals
Consumer	Major and small appliances, air conditioners, TV set-top boxes, digital cameras, TVs, video-game consoles
Industrial

Industrial controls, LED lighting, utility meters, motor controls, uninterruptible power supplies, battery-powered tools, networked thermostats, power strips and other “smart home” devices, industrial motor drives, renewable energy systems, electric locomotives, electric buses and other electric vehicles, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 25%, 28% and 25% of our net product revenues in 2020, 2019 and 2018, respectively, while sales to distributors accounted for the remainder in each of the corresponding years. Most of our distributors are entitled to return privileges based on revenues and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Historically, our business has been characterized by short-lead-time orders and quick delivery schedules.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 62%, 54% and 56% of net revenues in 2020, 2019 and 2018, respectively. In 2020, two distributors accounted for more than 10% of revenues. In 2019 and 2018, one of these distributors accounted for more than 10% of revenues.

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

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. In 2020 we received 29 U.S. and 54 foreign patents. As of December 31, 2020, we held 450 U.S. patents and 360 foreign patents. Both U.S. and foreign patents have expiration dates ranging from 2021 to 2041. While our patent portfolio as a whole is important to the success of our business, we are not materially dependent upon any single patent. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe, Japan, India, and Brazil.

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

Human Capital

As of December 31, 2020, we employed 725 full-time personnel across 14 countries with 363, or 50% of the total, residing in North America, while 50% resided offshore comprising 259 in the Asia-Pacific region and 103 across Europe, Middle East and Africa. As of December 31, 2020, 5% of our worldwide employees were foreign nationals, defined as individuals requiring employment visas in the countries where they are employed. Women comprise more than 40% of our U.S. non-technical workforce. The ethnic makeup of our U.S. workforce is approximately as follows: 60% Asian; 29% white; 7% Hispanic or Latino; 4% other.

Innovation is the lifeblood of our company, and we depend on our people to sustain our competitive advantage. We offer attractive compensation with generous comprehensive benefits for employees and dependents (including domestic partners), including health, dental and vision insurance, matching 401(k) contributions, employee stock plans, paid time off and family leave, life insurance, flu vaccinations, charitable gift matching, a health-and-wellness program designed to promote physical well-being, and an employee assistance program and other mental health services. Approximately 97% of eligible U.S. employees participate in our 401(k) plan. These benefits, combined with our culture of innovation and sustainable growth, contribute to low employee turnover and an average tenure of nearly 10 years.

It is our policy to ensure equal employment opportunity for all applicants and employees without regard to prohibited considerations of race, color, religion, sex (including pregnancy, gender identity and sexual orientation), national origin, age, disability or genetic information, marital status or any other classification protected by applicable local, state or federal laws. Our employees are encouraged to engage with company leadership and raise concerns and questions in-person, via e-mail (anonymously if desired), or at our quarterly employee communications meeting with the CEO and senior management team. All employees receive training in the prevention of sexual harassment and abusive conduct in the workplace.

We value our employees, giving them the tools and training to grow as individuals, and the freedom to take risks in the service of innovation. We offer tuition reimbursement for job-related education and provide live and online classes covering topics such as communication, leadership and management, software, and time management. Subject to restrictions due to the current COVID-19 pandemic, we also offer catered lunch-time workshops on a range of personal-development topics such as financial planning, nutrition and stress management.

Additional information regarding our commitment to our people can be found on our website at https://www.power.com/company/sustainability-citizenship/.

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

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Information About Our Executive Officers

As of February 1, 2021, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	66
Douglas Bailey	Vice President, Marketing	54
Radu Barsan	Vice President, Technology	68
Sunil Gupta	Vice President, Operations	48
David “Mike” Matthews	Vice President, Product Development	56
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	61
Ben Sutherland	Vice President, Worldwide Sales	49
Clifford Walker	Vice President, Corporate Development	69

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

Douglas Bailey has served as our vice president of marketing since November 2004. From March 2001 to April 2004, he served as vice president of marketing at ChipX, a structured-ASIC company. His earlier experience includes serving as business management and marketing consultant for Sapiential Prime, Inc., director of sales and business unit manager for 8x8, Inc., and serving in application engineering management for IIT, Inc. and design engineering roles with LSI Logic, Inmos, Ltd. and Marconi.

Radu Barsan has served as our vice president of technology since January 2013, leading our foundry engineering, technology development and quality organizations. Prior to joining Power Integrations, Dr. Barsan served as chairman and CEO at Redfern Integrated Optics, Inc., a supplier of single-frequency narrow-linewidth lasers, modules, and subsystems, from 2001 to 2013. Previously, he served in a succession of engineering-management and technology-development roles at Phaethon Communications, Inc., a photonics technology company, Cirrus Logic, Inc., a high-precision analog and digital signal processing company, Advanced Micro Devices, a semiconductor design company, Cypress Semiconductor, Inc., a semiconductor company and Microelectronica, a semiconductor company. Dr. Barsan has 40 years of commercial experience in semiconductor and photonic components development, engineering and operations.

Sunil Gupta has served as our vice president of operations since August 2020. Prior to joining Power Integrations, Mr. Gupta was vice president of operations at Renesas Electronics Corporation, a provider of electronics solutions, from July 2017 until August 2020, in which position he was responsible for global operations for Intersil and IDT products as well as the integration into the operations of Renesas. Prior to joining Renesas he was Senior Vice President, Global Operations at Intersil Corporation, a developer of power management and precision analog integrated circuits, from June 2016 to July 2017, in which position he led the global operations and technology teams, and was Vice President, Quality and Technology Development at Intersil was from September 2013 to June 2016, in which position he led the quality, reliability, yield, process technology and package technology teams.  Mr. Gupta joined Intersil in 2012 as its Vice President, Quality and Reliability.  Prior to joining Intersil, Mr. Gupta was the Director of Worldwide Customer Quality Engineering at Qualcomm, and prior to Qualcomm Mr. Gupta spent 16 years at National Semiconductor in wafer fab operations and quality.

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

Sandeep Nayyar has served as our vice president and chief financial officer since June 2010. From 2002 to 2009 Mr. Nayyar served as vice president of finance at Applied Biosystems, Inc., a developer and manufacturer of life-sciences products, where he was a member of the executive team with world-wide responsibilities for finance. From 1990 to 2001, Mr. Nayyar served in a succession of financial roles including vice president of finance at Quantum Corporation, a computer storage company. Mr. Nayyar also worked for five years in the public-accounting field at Ernst & Young LLP. Mr. Nayyar is a Certified Public Accountant, Chartered Accountant and has a Bachelor of Commerce from the University of Delhi, India. Since 2014, Mr. Nayyar has served as a director and audit-committee chairman of Smart Global Holdings, Inc., a manufacturer of specialty memory solutions; in 2021 he was named lead independent director.

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

Risks Related to Ownership of Our Common Stock

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

Some of the factors that could affect our operating results include the following:

●	we face risks related to the Novel Coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows;
●	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
●	the volume and timing of orders received from customers;
●	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;
●	reliance on international sales activities for a substantial portion of our net revenues;
●	competitive pressures on selling prices;
●	the ability of our products to penetrate additional markets;
●	our ability to develop and bring to market new products and technologies on a timely basis;
●	the lengthy timing of our sales cycle;

●	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;
●	our ability to attract and retain qualified personnel;
●	interruptions in our information technology systems;
●	earthquakes, terrorists acts, pandemic or other disasters;
●	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
●	the inability to adequately protect or enforce our intellectual property rights;
●	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;
●	undetected defects and failures in meeting the exact specifications required by our products;
●	risks associated with acquisitions and strategic investments;
●	our ability to successfully integrate, or realize the expected benefits from, our acquisitions; and
●	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay;
●	changes in environmental laws and regulations, including with respect to energy consumption and climate change;
●	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting; and
●	uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability.

Risks Related to the Operation and Growth of Our Business

We face risks related to the Novel Coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows. Our business as well as the business of our suppliers, customers and distributors have been and may continue to be adversely impacted by the world-wide response to COVID-19 such as public health measures, travel restrictions, business shutdowns, border closures, delivery and freight delays and other disruptions. These disruptions may adversely affect not only our sales and marketing activities, product development, manufacturing and product shipments which could negatively impact our ability to meet customer commitments but also our customers’ ability to manufacture their products, which could reduce their demand for our products. The effects of the pandemic have resulted in a significant economic downturn in local and global economies, as well as a significant downturn in financial markets, and the continuing pandemic could result in further significant economic downturns which may result in reduced end-customer demand and materially impact our revenues. All of these effects could have a material adverse effect on our customer relationships, operating results, cash flows, financial condition and have a negative impact on our stock price.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 62%, 54% and 56% of our net revenues in each of the years ended December 31, 2020, 2019 and 2018, respectively. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 75%, 72% and 75% of net revenues in the years ended December 31, 2020, 2019 and 2018, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

●	manage a more complex supply chain;
●	monitor the level of inventory of our products at each distributor, and
●	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and are not publicly traded.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 98%, 97% and 96% of our net revenues for the year ended December 31, 2020, 2019 and 2018. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

●	tariffs, protectionist measures and other trade barriers and restrictions;
●	potential insolvency of international distributors and representatives;
●	reduced protection for intellectual property rights in some countries;
●	the impact of recessionary environments in economies outside the United States;
●	the burdens of complying with a variety of foreign and applicable U.S. Federal and state laws; and
●	foreign-currency exchange risk.

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

If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products. Our success depends in significant part upon our ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into products of leading manufacturers. New product introduction schedules are subject to the risks and uncertainties that typically accompany development and delivery of complex technologies to the market place, including product development delays and defects. If we fail to develop and sell new products in a timely manner, then our net revenues could decline.

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

In the event of an earthquake, terrorist act, another pandemic or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes, such as Japan. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, such as the earthquake and tsunami in Japan, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability or that of our major suppliers to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results.

Risks Related to Financial Performance or General Economic Conditions

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

We are exposed to risks associated with acquisitions and strategic investments. We have made, and in the future intend to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets. Acquisitions involve numerous risks, including but not limited to:

●	inability to realize anticipated benefits, which may occur due to any of the reasons described below, or for other unanticipated reasons

●	the risk of litigation or disputes with customers, suppliers, partners or stockholders of an acquisition target arising from a proposed or completed transaction;
●	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance, which would adversely affect our financial results; and
●	unknown, underestimated and/or undisclosed commitments, liabilities or issues not discovered in our due diligence of such transactions.

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

Risks Related to Laws and Regulations

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

Changes in environmental laws and regulations may increase our costs related to obsolete products in our existing inventory. Changing environmental regulations and the timetable to implement them continue to impact our customers’ demand for our products. As a result, there could be an increase in our inventory obsolescence costs for products manufactured prior to our customers’ adoption of new regulations. Currently we have limited visibility into our customers’ strategies to implement these changing environmental regulations into their business. The inability to accurately determine our customers’ strategies could increase our inventory costs related to obsolescence.

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own an R&D facility in New Jersey, a design center in Germany and a test facility in Switzerland. We lease administrative office space in Singapore and Switzerland, R&D facilities in Canada, United Kingdom and Malaysia, in addition to sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company; however, if headcount increases above capacity we may need to lease additional space.

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

As of February 2, 2021, there were approximately 43 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $80.0 million in October 2018, with repurchases to be executed according to pre-defined price/volume guidelines. We did not repurchase any shares of our common stock in the fourth quarter of 2020. As of December 31, 2020, we had $41.3 million available for future stock repurchases in our repurchase program, which has no expiration date. Authorization of future stock-repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

Performance Graph (1)

The following graph shows the cumulative total return on an investment of $100 in cash on December 31, 2015, through December 31, 2020, in our common stock, the Nasdaq Composite Index and the Nasdaq Electronic Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Power Integrations, Inc.	100.00	140.87	153.94	128.81	210.80	351.57
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
Nasdaq Electronic Components	100.00	121.48	146.21	119.92	178.71	252.83
(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Consolidated Statement of Income Data	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019(2)	2018	2017(3)(4)	2016(3)
Net revenues	$488,318	$420,669	$415,955	$431,755	$389,668
Income from operations	70,487	217,022	55,648	57,637	48,874
Provision (benefit) for income taxes	4,075	28,946	(10,220)	32,690	1,054
Net income	$71,176	$193,468	$69,984	$27,609	$48,898

Earnings per share: (1)
Basic	$1.19	$3.31	$1.19	$0.47	$0.85
Diluted	$1.17	$3.25	$1.16	$0.45	$0.83
Shares used in per share calculation: (1)
Basic	59,657	58,534	58,912	59,348	57,850
Diluted	60,845	59,632	60,294	61,090	59,238
Dividends per share (1)	$0.42	$0.35	$0.32	$0.28	$0.26

Consolidated Balance Sheet Data	Year Ended December 31,
(in thousands)	2020	2019(2)	2018	2017(3)(4)	2016(3)
Cash and cash equivalents	$258,874	$178,690	$134,137	$93,655	$62,134
Short-term marketable securities	190,318	232,398	94,451	189,236	188,323
Cash, cash equivalents and short-term marketable securities	449,192	411,088	228,588	282,891	250,457
Working capital	538,706	490,863	284,066	313,483	274,318
Total assets	903,339	803,896	588,697	621,074	554,410
Long-term liabilities	30,402	28,874	13,259	22,341	7,380
Stockholders’ equity	$810,411	$724,546	$527,072	$547,682	$503,084
(1)	In July 2020, our board of directors approved a two-for-one stock split in the form of a stock dividend, payable on August 18, 2020, to stockholders of record as of the close of business on August 14, 2020. Our stockholders received one additional share of common stock for each share of common stock held on August 14, 2020. The share and per share information for all periods presented in this Form 10-K have been adjusted for the effect of the stock split (Refer to Note 10, Earnings Per Share, in this Form 10-K for details).
(2)	In October 2019, we entered into a favorable litigation settlement with ON Semiconductor Corporation which resulted in a $169.0 million net gain.
(3)	In 2017, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which amended the accounting standards for revenue recognition. The standards were applied on a retrospective basis to 2016.
(4)	In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act.

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

We also offer high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs) and silicon-carbide (SiC) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, electric vehicles (EVs) and high-voltage DC transmission systems.

Our net revenues were $488.3 million, $420.7 million and $416.0 million in 2020, 2019 and 2018, respectively. In 2020, revenues increased by $67.6 million due to growth across all end markets reflecting increased adoption of higher-power chargers for mobile phones and tablets, increased sales for desktop computers and monitors, as well as a broad range of industrial and consumer-appliance applications. In 2019, revenues increased by $4.7 million due to growth in sales into the communications end-market, reflecting increased adoption of faster, higher-power chargers for mobile phones; this trend has resulted in both unit growth and higher average selling prices for our products in this market. Growth in revenues from the communications end-market was largely offset by lower sales into the consumer and industrial markets, primarily reflecting macroeconomic, cyclical and trade-related factors that have affected the broader semiconductor industry.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 62%, 54% and 56% of net revenues in 2020, 2019 and 2018, respectively. In 2020, two customers, distributors of our products, accounted for approximately 19% and 11% of net revenues. In 2019 and 2018, one of these customers accounted for approximately 11% and 14% of net revenues. International sales represented approximately 98%, 97% and 96% of net revenues in 2020, 2019 and 2018, respectively.

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

Our gross profit, defined as net revenues less cost of revenues, was $243.6 million or 50% of net revenues in 2020, compared to $213.4 million or 51% of net revenues in 2019, and $214.8 million or 52% of net revenues in 2018. Our gross margin decreased in 2020 due primarily to an unfavorable change in end-market mix with a greater amount of revenues coming from lower-margin end markets. Our gross margin decreased in 2019 primarily due to increased wafer substrate costs.

Total operating expenses in 2020 were $173.1 million, compared to a net gain of $3.6 million in 2019 stemming from the $169.0 million gain on settlement of our litigation with ON Semiconductor. In 2018, total operating expenses were $159.1 million. Apart from the effects of the 2019 legal settlement, the increase in operating expenses in 2020 was due primarily to higher stock-based compensation expense related mainly to performance-based awards, along with higher salary and related expenses from annual merit increases and the expansion of our workforce. These increases were partially offset by lower legal expenses following the conclusion of our litigation with ON Semiconductor as well as lower travel expenses, trade event and promotional activities due to COVID-19 pandemic-related restrictions.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted everyday life and markets worldwide, and governments around the world have imposed restrictions aimed at controlling the spread of the virus, including shelter-in-place orders, travel restrictions, business shutdowns and border closures. Beginning March 16, 2020 our San Jose headquarters location was subject to a shelter-in-place order, under which most of our employees were required to work from home; other locations around the world have also been subject to such restrictions. We will begin a phased reopening of our San Jose headquarters when these restrictions are lifted. Some of our employees in other locations around the world have returned to the office under a phased reopening plan. We have implemented a variety of measures to protect the health and safety of our employees, including the provision of masks, gloves and sanitizers, social-distancing rules, and regular deep cleaning of our facilities.

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, the pandemic has caused disruptions in our supply chain. While the supply of wafers from our foundry partners has not been interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines in the early stages of the pandemic caused temporary shutdowns at our assembly and test sub-contractors in those countries. All of the affected sub-contractors have now resumed operations. While these disruptions resulted in delayed shipments to some customers, our results were not materially affected due to a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods, safety stocks of certain key inputs, and multiple sources for components for most of our products.

Despite the economic downturn stemming from the pandemic, demand for goods incorporating our products is strong. While the future trajectory of demand is highly uncertain, we believe our business is fundamentally sound with strong, long-term growth prospects. We have not reduced headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock repurchase programs; however, if the economy deteriorates more than we expect or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

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

Our critical accounting policies are as follows:

●	revenue recognition; and
●	income taxes.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 75% of our net product sales were made to distributors in 2020. We apply the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

As of December 31, 2020, we continue to maintain a valuation allowance on our California, New Jersey and Canada deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	50.1	49.3	48.4
Gross profit	49.9	50.7	51.6
Operating expenses:
Research and development	16.7	17.5	17.0
Sales and marketing	11.2	12.9	12.8
General and administrative	7.6	8.9	8.4
Litigation settlement	—	(40.2)	—
Total operating expenses	35.4	(0.9)	38.2
Income from operations	14.4	51.6	13.4
Other income	1.0	1.3	1.0
Income before income taxes	15.4	52.9	14.4
Provision (benefit) for income taxes	0.8	6.9	(2.4)
Net income	14.6%	46.0%	16.8%

Comparison of Years Ended December 31, 2020, 2019 and 2018

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. In 2020 revenues increased by $67.6 million compared to 2019 due to growth across all end markets reflecting increased adoption of higher-power chargers for mobile phones and tablets, increased sales for desktop computers and monitors, as well as a broad range of consumer appliance and industrial applications. In 2019 revenues increased by $4.7 million compared to 2018 as growth in the communications end-market more than offset a broad-based decline in demand across the consumer and industrial end markets.

Our approximate net revenue mix by end-markets served in 2020, 2019 and 2018 is as follows:

End Market	2020	2019	2018
Communications	30%	26%	20%
Computer	7%	5%	5%
Consumer	33%	35%	38%
Industrial	30%	34%	37%

Sales to customers outside of the United States were $477.3 million in 2020, compared to $410.0 million in 2019 and $400.6 million in 2018, representing approximately 98%, 97% and 96% of net revenues in 2020, 2019 and 2018, respectively. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 81% of our net revenues in 2020, and 77% of our net revenues in each of 2019 and 2018. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.

Sales to distributors accounted for 75%, 72% and 75% of our net revenues in 2020, 2019 and 2018, respectively, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder in each of the corresponding years.

The following customers represented 10% or more of our net revenues for the respective years:

Customer	2020	2019	2018
Avnet	19%	11%	14%
Honestar Technologies Co., Ltd.	11%	*	*

________________________

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the years ended December 31, 2020, 2019 and 2018:

(dollars in millions)	2020	Change	2019	Change	2018
Gross profit	$243.6	14.1%	$213.4	(0.7)%	$214.8
Gross margin	49.9%		50.7%		51.6%

Our gross margin decreased in 2020 as compared to 2019 primarily due to an unfavorable change in end-market mix with a greater amount of revenues coming from lower-margin end markets. Our gross margin decreased in 2019 as compared to 2018 primarily due to increased wafer substrate costs.

Research and development expenses. Research and development (R&D) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the years ended December 31, 2020, 2019 and 2018:

(dollars in millions)	2020	Change	2019	Change	2018
R&D expenses	$81.7	11.2%	$73.5	4.1%	$70.6
Percentage of net revenues	16.7%		17.5%		17.0%

R&D expenses increased in 2020 compared to 2019 due to higher salary and related expenses driven by expansion of headcount and annual merit increases, increased equipment-related expenses in support of product development as well as higher stock-based compensation expense primarily related to performance-based awards. R&D expenses increased in 2019 compared to 2018 due to higher salary and related expenses driven by increased headcount as well as increased equipment-related expenses.

Sales and marketing expenses. Sales and marketing (S&M) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The following table compares sales and marketing expenses for the years ended December 31, 2020, 2019 and 2018:

(dollars in millions)	2020	Change	2019	Change	2018
Sales and marketing expenses	$54.5	0.4%	$54.3	2.3%	$53.1
Percentage of net revenues	11.2%		12.9%		12.8%

S&M expenses increased in 2020 compared to 2019 due to higher salary and related expenses from the expansion of headcount and higher stock-based compensation expense primarily related to performance-based awards. These factors were partially offset by lower travel expenses, trade event and promotional activities resulting from restrictions associated with the COVID-19 pandemic, as well as lower amortization of intangibles. S&M expenses increased in 2019 as compared to 2018 due primarily to expansion of our sales force, resulting in higher salary and related expenses, partially offset by lower amortization of intangibles.

General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2020, 2019 and 2018:

(dollars in millions)	2020	Change	2019	Change	2018
G&A expenses	$36.9	(1.9)%	$37.6	5.9%	$35.5
Percentage of net revenues	7.6%		8.9%		8.4%

G&A expenses decreased in 2020 due to lower patent-litigation expenses partially offset by higher stock-based compensation expense primarily related to performance-based awards. G&A expenses increased in 2019 as a result of increased expenses related to patent litigation and higher salary and related expenses due to expansion of headcount.

Litigation settlement. Litigation settlement in fiscal 2019 represents a $169.0 million gain net of direct legal fees due to a favorable legal settlement with ON Semiconductor Corporation, pursuant to which all outstanding legal and administrative disputes were dismissed, withdrawn, and/or terminated.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The following table compares other income for the years ended December 31, 2020, 2019 and 2018:

(dollars in millions)	2020	Change	2019	Change	2018
Other income	$4.8	(11.8)%	$5.4	32.0%	$4.1
Percentage of net revenues	1.0%		1.3%		1.0%

Other income decreased in 2020 due primarily to lower interest income, reflecting lower yields earned on our cash and investments despite higher cash and investment balances. Other income increased in 2019 due primarily to an increase in interest income reflecting an increase in our cash and investments along with higher yields earned on those balances.

Provision (benefit) for income taxes. Provision (benefit) for income taxes represents federal, state and foreign taxes. The following table compares the provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018:

(dollars in millions)	2020	Change	2019	Change	2018
Provision (benefit) for income taxes	$4.1	(85.9)%	$28.9	383.2%	$(10.2)
Percentage of net revenues	0.8%		6.9%		(2.4)%
Effective tax rate	5.4%		13.0%		(17.1)%

In 2020, 2019 and 2018, the effective tax rate was lower than the statutory U.S. federal income-tax rates of 21% due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based compensation. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. Additionally, in 2018 the effective tax rate was favorably impacted by revisions to our provisional estimate for the enactment of the U.S. Tax Cuts and Jobs Act (Tax Act).  The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction. For additional details, refer to Note 11, Provision (Benefit) for Income Taxes, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We had approximately $449.2 million in cash, cash equivalents and short-term marketable securities at December 31, 2020 compared to $411.1 million at December 31, 2019, and $228.6 million at December 31, 2018. As of December 31, 2020, 2019 and 2018, we had working capital, defined as current assets less current liabilities, of approximately $538.7 million, $490.9 million and $284.1 million, respectively.

We have a credit agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2020, and 2019, we had no advances outstanding under the Credit Agreement.

Our operating activities generated cash of $125.6 million, $224.5 million, and $84.0 million in the years ended December 31, 2020, 2019 and 2018, respectively. We generate cash primarily from operating activities in the ordinary course of business. In addition, in 2019 our cash generated from operating activities was favorably impacted by the settlement of our patent litigation with ON Semiconductor Corporation.

Cash Provided by Operating Activities

In 2020, our net income was $71.2 million, which reflected non-cash charges of $30.9 million of stock-based compensation expenses, $23.7 million of depreciation and $4.4 million of intangibles amortization. Sources of cash also included a $9.1 million decrease in prepaid expenses and other assets, primarily driven by taxes refunded, a $5.7 million increase in accounts payable (excluding payables related to property and equipment) and a $4.1 million increase in taxes payable and accrued liabilities, in each case due to the timing of payments. These sources of cash were partially offset by an $11.3 million increase in accounts receivable due to increased shipments and the timing of collections, a $12.5 million increase in inventories, reflecting impact of a market slowdown during the first half of the year and higher inventory levels to support anticipated future demand.

In 2019, our net income was $193.5 million, which included a $169.0 million gain, net of direct legal fees, from a favorable litigation settlement, $23.3 million of stock-based compensation expenses, $19.2 million of depreciation and $5.2 million of intangibles amortization. Sources of cash also included a $10.6 million increase in taxes payable and accrued liabilities due primarily to increased taxes payable as result of favorable litigation settlement. These sources of cash were partially offset by a $13.3 million increase in accounts receivable due to increased shipments and the timing of collections, a $9.5 million increase in inventories in anticipation of future demand, and a $6.6 million decrease in accounts payable due to the timing of payments.

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

Cash Provided by (Used in) Investing Activities

Our investing activities in the year ended December 31, 2020 resulted in a $28.3 million net use of cash, consisting primarily of $41.7 million from purchases of marketable securities, net of sales and maturities, and $70.6 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products and a building for our design center in Germany.

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

Cash Used in Financing Activities

Our financing activities in the year ended December 31, 2020, resulted in a net use of $17.2 million of cash. Financing activities consisted primarily of $25.1 million for the payment of dividends to stockholders and $2.6 million for the repurchase of our common stock, partially offset by proceeds of $10.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

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

Dividends

In January 2018, our board of directors declared four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2018. In January 2019, our board of directors declared four quarterly cash dividends of $0.085 per share to be paid to stockholders of record at the end of each quarter in 2019. In October 2019, our board of directors raised the cash dividends per share with the declaration of five cash dividends, consisting of (a) a dividend of $0.01 per share to be paid to stockholders of record at the end of the fourth quarter in 2019, that was in addition to the dividend of $0.085 per share to be paid to stockholders of record at the end of the fourth quarter in 2019 previously declared by the board in January 2019, and (b) a dividend of $0.095 per share to be paid to stockholders of record at the end of each quarter in 2020. In April 2020, our board of directors raised the cash dividends with the declaration of three cash dividends of $0.105 per share (in lieu of the $0.095 per share previously announced in October 2019) to be paid to stockholders of record at the end of each of the second, third and fourth quarter in 2020. In July 2020, our board of directors raised the cash dividends further with the declaration of two cash dividends of $0.11 per share (in lieu of the $0.105 per share announced in April 2020) to be paid to stockholders of record at the end of each of the third and fourth quarter in 2020. In January 2021, our board of directors raised the quarterly cash dividend by an additional $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders. The dividends per share presented above reflect the 2-for-1 stock split implemented as a stock dividend in August 2020.

Stock Repurchases

Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $80.0 million in October 2018 with repurchases to be executed according to pre-defined price/volume guidelines. In 2018, we purchased 3,144,000 shares for approximately $103.2 million. In 2019, we purchased 242,000 shares for approximately $7.3 million. In 2020, we purchased 63,000 shares for approximately $2.6 million. As of December 31, 2020, $41.3 million was available for future stock repurchases, which has no expiration date. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

As of December 31, 2020, we had a contractual obligation related to income tax, consisting primarily of unrecognized tax benefits of approximately $21.1 million. The tax obligation was classified as long-term income taxes payable or recorded as contra deferred tax assets in our consolidated balance sheet.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017 subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of December 31, 2020, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

Off-Balance-Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2020, we had the following contractual obligations:

	Payments Due by Period
		Less than 1
(in thousands)	Total	Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations(1)	$8,220	$2,909	$4,478	$833	$—
Purchase obligations(2)	$60,084	$60,084	—	—	—

________________________

(1)	Operating lease obligations represent undiscounted non-cancelable remaining lease payments.
(2)	Purchase obligations represent commitments to our suppliers and other parties for the purchases of goods and services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, and purchases of property and equipment.

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2020, which primarily comprises unrecognized tax benefits of approximately $21.1 million, and was classified as contra deferred tax assets or long-term income taxes payable in our consolidated balance sheet. As of

December 31, 2020 we also had approximately $4.5 million classified as long-term income taxes payable related to the estimated one-time transition tax from the enactment of the Tax Act which will be payable in five annual installments.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2020 and 2019, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2020, or December 31, 2019, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2020, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2020. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2020
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$121	$242

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2020, and December 31, 2019, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 12 to the financial statements, effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), using the optional transition method.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 5, 2021

We have served as the Company’s auditor since 2005.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except par value)	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258,874	$178,690
Short-term marketable securities	190,318	232,398
Accounts receivable, net	35,910	24,274
Inventories	102,878	90,380
Prepaid expenses and other current assets	13,252	15,597
Total current assets	601,232	541,339
PROPERTY AND EQUIPMENT, net	166,188	116,619
INTANGIBLE ASSETS, net	12,506	16,865
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	3,339	2,836
OTHER ASSETS	28,225	34,388
Total assets	$903,339	$803,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,712	$27,433
Accrued payroll and related expenses	14,806	13,408
Taxes payable	902	584
Other accrued liabilities	12,106	9,051
Total current liabilities	62,526	50,476
LONG-TERM INCOME TAXES PAYABLE	15,588	14,617
DEFERRED TAX LIABILITIES	75	164
OTHER LIABILITIES	14,739	14,093
Total liabilities	92,928	79,350
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 280,000 shares
Outstanding - 59,910 and 58,862 shares in 2020 and 2019, respectively	28	28
Additional paid-in capital	190,920	152,117
Accumulated other comprehensive loss	(2,163)	(3,130)
Retained earnings	621,626	575,531
Total stockholders’ equity	810,411	724,546
Total liabilities and stockholders’ equity	$903,339	$803,896

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
NET REVENUES	$488,318	$420,669	$415,955
COST OF REVENUES	244,728	207,267	201,167
GROSS PROFIT	243,590	213,402	214,788

OPERATING EXPENSES:
Research and development	81,711	73,470	70,580
Sales and marketing	54,497	54,297	53,064
General and administrative	36,895	37,582	35,496
Litigation settlement	—	(168,969)	—
Total operating expenses	173,103	(3,620)	159,140
INCOME FROM OPERATIONS	70,487	217,022	55,648
OTHER INCOME	4,764	5,392	4,116
INCOME BEFORE INCOME TAXES	75,251	222,414	59,764
PROVISION (BENEFIT) FOR INCOME TAXES	4,075	28,946	(10,220)
NET INCOME	$71,176	$193,468	$69,984

EARNINGS PER SHARE:
Basic	$1.19	$3.31	$1.19
Diluted	$1.17	$3.24	$1.16

SHARES USED IN PER SHARE CALCULATION:
Basic	59,657	58,534	58,912
Diluted	60,845	59,632	60,294

The accompanying notes are an integral part of these consolidated financial statements. The Earnings Per Share and Shares Used in Per Share Calculation information presented above reflects the effect of the August 2020 stock split. Refer to Note 10, Earnings Per Share, in this Form 10-K for details.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income	$71,176	$193,468	$69,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2020, 2019 and 2018	(183)	(518)	(236)
Unrealized gain on marketable securities, net of $0 tax in 2020, 2019 and 2018	307	849	161
Unrealized actuarial gain (loss) on pension benefits, net of tax of ($308), $497, and ($144) in 2020, 2019 and 2018, respectively	843	(1,772)	525
Total other comprehensive income (loss)	967	(1,441)	450
TOTAL COMPREHENSIVE INCOME	$72,143	$192,027	$70,434

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2018	59,564	$29	$198,384	$(2,139)	$351,408	$547,682
Issuance of common stock under employee stock option and stock award plans	1,182	—	4,010	—	—	4,010
Repurchase of common stock	(3,144)	(1)	(103,153)	—	—	(103,154)
Issuance of common stock under employee stock purchase plan	176	—	5,343	—	—	5,343
Stock-based compensation expense related to employee stock options and awards	—	—	20,027	—	—	20,027
Stock-based compensation expense related to employee stock purchases	—	—	1,553	—	—	1,553
Payment of dividends to stockholders	—	—	—	—	(18,823)	(18,823)
Unrealized actuarial gain on pension benefits	—	—	—	525	—	525
Unrealized gain on marketable securities	—	—	—	161	—	161
Foreign currency translation adjustment	—	—	—	(236)	—	(236)
Net income	—	—	—	—	69,984	69,984
BALANCE AT DECEMBER 31, 2018	57,778	28	126,164	(1,689)	402,569	527,072
Issuance of common stock under employee stock option and stock award plans	1,130	—	4,359	—	—	4,359
Repurchase of common stock	(242)	—	(7,302)	—	—	(7,302)
Issuance of common stock under employee stock purchase plan	196	—	5,549	—	—	5,549
Stock-based compensation expense related to employee stock awards	—	—	21,686	—	—	21,686
Stock-based compensation expense related to employee stock purchases	—	—	1,661	—	—	1,661
Payment of dividends to stockholders	—	—	—	—	(20,506)	(20,506)
Unrealized actuarial loss on pension benefits	—	—	—	(1,772)	—	(1,772)
Unrealized gain on marketable securities	—	—	—	849	—	849
Foreign currency translation adjustment	—	—	—	(518)	—	(518)
Net income	—	—	—	—	193,468	193,468
BALANCE AT DECEMBER 31, 2019	58,862	28	152,117	(3,130)	575,531	724,546
Issuance of common stock under employee stock option and stock award plans	963	—	4,608	—	—	4,608
Repurchase of common stock	(63)	—	(2,636)	—	—	(2,636)
Issuance of common stock under employee stock purchase plan	148	—	5,919	—	—	5,919
Stock-based compensation expense related to employee stock awards	—	—	28,952	—	—	28,952
Stock-based compensation expense related to employee stock purchases	—	—	1,960	—	—	1,960
Payment of dividends to stockholders	—	—	—	—	(25,081)	(25,081)
Unrealized actuarial gain on pension benefits	—	—	—	843	—	843
Unrealized gain on marketable securities	—	—	—	307	—	307
Foreign currency translation adjustment	—	—	—	(183)	—	(183)
Net income	—	—	—	—	71,176	71,176
BALANCE AT DECEMBER 31, 2020	59,910	$28	$190,920	$(2,163)	$621,626	$810,411

The accompanying notes are an integral part of these consolidated financial statements. The Shares presented above reflects the effect of the August 2020 stock split. Refer to Note 10, Earnings Per Share, in this Form 10-K for details.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,176	$193,468	$69,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,743	19,190	18,918
Amortization of intangibles	4,359	5,213	5,267
Loss on disposal of property and equipment	525	249	553
Stock-based compensation expense	30,912	23,347	21,580
Amortization of premium (accretion of discount) on marketable securities	705	(192)	227
Deferred income taxes	(592)	4,019	(4,465)
Increase (decrease) in accounts receivable allowance for credit losses, net	(336)	57	(28)
Change in operating assets and liabilities:
Accounts receivable	(11,300)	(13,259)	5,754
Inventories	(12,498)	(9,523)	(23,770)
Prepaid expenses and other assets	9,153	(2,132)	(1,495)
Accounts payable	5,697	(6,556)	1,336
Taxes payable and accrued liabilities	4,095	10,618	(9,897)
Net cash provided by operating activities	125,639	224,499	83,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(70,598)	(24,114)	(24,677)
Proceeds from sale of property and equipment	651	—	—
Acquisition of technology licenses	—	(1,026)	(900)
Purchases of marketable securities	(109,703)	(207,240)	(62,833)
Proceeds from sales and maturities of marketable securities	151,385	70,334	157,551
Net cash provided by (used in) investing activities	(28,265)	(162,046)	69,141

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	10,527	9,908	9,353
Repurchase of common stock	(2,636)	(7,302)	(103,153)
Payments of dividends to stockholders	(25,081)	(20,506)	(18,823)
Proceeds from draw on line of credit	—	—	8,000
Payments on line of credit	—	—	(8,000)
Net cash used in financing activities	(17,190)	(17,900)	(112,623)

NET INCREASE IN CASH AND CASH EQUIVALENTS	80,184	44,553	40,482
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	178,690	134,137	93,655
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,874	$178,690	$134,137

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$5,937	$4,355	$1,818
Unpaid technology licenses	$—	$—	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net (Note 11)	$(1,973)	$21,327	$7,437

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

Power Integrations, Inc. (“Power Integrations” or the “Company”), incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. The Company’s products are used in power converters that convert electricity from a high-voltage source to the type of power required for a specified downstream use. A large percentage of the Company’s products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating the Company’s products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and other building-automation and security devices. The Company also supplies high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes. In 2018, the Company introduced a new category of power-conversion ICs: a family of motor-driver ICs addressing brushless DC (BLDC) motors used in refrigerators, HVAC systems, ceiling fans and other consumer-appliance and light commercial applications. The Company also offers high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs) and silicon-carbide (SiC) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

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

Inventories

Inventories (which consist of costs associated with the purchases of wafers from domestic and offshore foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce inventories to their estimated net realizable values.

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

Goodwill and Intangible Assets

Goodwill and the Company’s domain name are evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and an impairment analysis is conducted on an annual basis, or sooner if indicators exist for a potential impairment.

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result, the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its consolidated balance sheet. As of December 31, 2020, and December 31, 2019, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds, government securities and/or other high-quality commercial securities.

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $1.8 million, $1.4 million and $1.3 million in 2020, 2019 and 2018, respectively.

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2020, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in the consolidated statements of income.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in the accompanying consolidated statements of income. The Company realized a foreign exchange transaction loss of $0.5 million, $0.3 million and $0.1 million in 2020, 2019, and 2018 respectively.

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

Advertising

Advertising costs are expensed as incurred and amounted to $1.2 million, $1.4 million and $1.2 million in 2020, 2019 and 2018, respectively.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The Company adopted the new standard in the first quarter of 2020, effective January 1, 2020, using the modified-retrospective approach. For available-for-sale debt securities, the Company has made a policy election to present separately accrued interest receivable within prepaid expenses and other current assets on the consolidated balance sheet. Upon adoption, there was no impact on the Company’s consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	December 31,	December 31,
(In thousands)	2020	2019
Accounts receivable trade	$66,703	$61,036
Accrued ship and debit	(26,435)	(33,475)
Allowance for stock rotation and rebate	(3,931)	(2,524)
Allowance for credit losses	(427)	(763)
Total	$35,910	$24,274

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

Allowance for Credit Losses
Year Ended
(In thousands)	December 31, 2020
Beginning balance	$(763)
Provision for credit loss expense	(621)
Receivables written off	198
Recoveries collected	759
Ending balance	$(427)

Inventories

	December 31,	December 31,
(In thousands)	2020	2019
Raw materials	$32,131	$39,058
Work-in-process	39,469	25,982
Finished goods	31,278	25,340
Total	$102,878	$90,380

Property and Equipment

	December 31,	December 31,
(In thousands)	2020	2019
Land	$22,189	$21,790
Construction-in-progress	34,886	18,604
Building and improvements	64,808	55,785
Machinery and equipment	202,698	168,576
Computer software and hardware and office furniture and fixtures	55,591	52,265
	380,172	317,020
Accumulated depreciation	(213,984)	(200,401)
Total	$166,188	$116,619

Depreciation expense for property and equipment for fiscal years ended December 31, 2020, 2019 and 2018, was approximately $23.7 million, $19.2 million and $18.9 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4 - 40	years
Machinery and equipment	2 - 8	years
Computer software and hardware and office furniture and fixtures	4 - 7	years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2020, 2019 and 2018, was approximately $167.0 million, $160.7 million and $167.6 million, respectively. In 2020, 2019 and 2018 approximately 14%, 14% and 12%, respectively, of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors. Also in 2020, approximately 14% of total property and equipment was held by one of the Company’s subcontractors in Malaysia. No other country held 10% or more of total property and equipment in the periods presented.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three years ended December 31, 2020:

	Unrealized Gains
	and Losses on			Foreign
	Available-for-Sale	Defined Benefit		Currency
(In thousands)	Securities	Pension Items		Items	Total
Balance at January 1, 2018	$(427)	$(1,237)		$(475)	$(2,139)
Other comprehensive income (loss) before reclassifications	161	401		(236)	326
Amounts reclassified from accumulated other comprehensive loss	—	124	(1)	—	124
Other comprehensive income	161	525		(236)	450
Balance at December 31, 2018	(266)	(712)		(711)	(1,689)
Other comprehensive income (loss) before reclassifications	849	(1,839)		(518)	(1,508)
Amounts reclassified from accumulated other comprehensive loss	—	67	(1)	—	67
Other comprehensive loss	849	(1,772)		(518)	(1,441)
Balance at December 31, 2019	583	(2,484)		(1,229)	(3,130)
Other comprehensive income (loss) before reclassifications	307	636		(183)	760
Amounts reclassified from accumulated other comprehensive loss	—	207	(1)	—	207
Other comprehensive income	307	843		(183)	967
Balance at December 31, 2020	$890	$(1,641)		$(1,412)	$(2,163)
(1)	This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost for the years ended December 31, 2020, 2019 and 2018.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2020, and 2019, was as follows:

	Fair Value Measurement at
	December 31, 2020
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Corporate securities	$146,658	$—	$146,658
Commercial paper	253,855	—	253,855
Money market funds	1,634	1,634	—
Total	$402,147	$1,634	$400,513

	Fair Value Measurement at
	December 31, 2019
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Corporate securities	$232,398	$—	$232,398
Commercial paper	146,955	—	146,955
Money market funds	2,983	2,983	—
Total	$382,336	$2,983	$379,353

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2020, and 2019.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2020, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$43,660	$—	$—	$43,660
Corporate securities	19,846	44	—	19,890
Total	63,506	44	—	63,550
Investments due in 4-12 months:
Corporate securities	125,922	846	—	126,768
Total	125,922	846	—	126,768
Total marketable securities	$189,428	$890	$—	$190,318

The Company did not have any investments due in twelve months or greater as of December 31, 2020. Accrued interest receivable was $0.8 million at December 31, 2020 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of December 31, 2020, the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded. The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2019:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Corporate securities	$13,069	$(6)	$—	$—	$13,069	$(6)
Total marketable securities	$13,069	$(6)	$—	$—	$13,069	$(6)

The weighted average interest rate of investments at December 31, 2020 and 2019, was approximately 0.89% and 2.17%, respectively. In the year ended December 31, 2020, no unrealized losses on marketable securities were recognized in income.

6. GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill as of December 31, 2020 and 2019 was $91.8 million with no changes to goodwill in any of the respective fiscal years.

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, domain name, in-process R&D and patent rights, and are reported net of accumulated amortization.

The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, customer relationships, technology licenses and in-place leases, which range from two to twelve years, with the exception of $1.3 million paid to acquire an internet domain name. The Company acquired the rights to the internet domain name www.power.com, which is now the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life. Amortization of acquired intangible assets was approximately $4.4 million, $5.2 million and $5.3 million in the years ended December 31, 2020, 2019 and 2018, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2020			December 31, 2019
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(29,126)	8,834	37,960	(25,933)	12,027
Customer relationships	16,700	(15,687)	1,013	20,030	(18,098)	1,932
Technology licenses	1,926	(528)	1,398	1,926	(281)	1,645
Total intangible assets	$57,847	$(45,341)	$12,506	$61,177	$(44,312)	$16,865

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2020, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2021	$3,494
2022	2,415
2023	2,173
2024	1,279
2025	832
Thereafter	1,052
Total	$11,245

7. STOCK PLANS AND SHARE BASED COMPENSATION:

The share and per share information for all periods presented in this Form 10-K has been adjusted for the effect of the August 2020 stock split. Refer to Note 10, Earnings Per Share, in this Form 10-K for details.

Stock Plans

As of December 31, 2020, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2016 Incentive Award Plan

The 2016 Incentive Award Plan (2016 Plan) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The 2016 Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the 2016 Plan. As of December 31, 2020, 2.2 million awards have been issued and approximately 2.8 million shares of common stock remain available for future grant under the 2016 Plan.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (Purchase Plan), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months' duration. An aggregate of 7.0 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2020, of the shares reserved for issuance, 6.6 million shares had been purchased and 0.4 million shares were reserved for future issuance under the Purchase Plan.

Shares Reserved

As of December 31, 2020, the Company had approximately 3.4 million shares of common stock reserved for future grant under all stock plans.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cost of revenues	$1,963	$1,237	$1,097
Research and development	10,378	8,423	7,688
Sales and marketing	6,290	5,015	4,729
General and administrative	12,281	8,672	8,066
Total stock-based compensation expense	$30,912	$23,347	$21,580

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2020:

	Unrecognized Compensation	Weighted Average
	Expense for Unvested	Remaining Recognition
	Awards	Period
	(In thousands)	(In years)
Long-term performance-based awards	$5,810	1.64
Restricted stock units	34,654	2.62
Purchase plan	202	0.08
Total unrecognized compensation expense	$40,666

Stock-based compensation expense in the year ended December 31, 2020, was approximately $30.9 million (comprising approximately $18.7 million related to restricted stock units, $10.2 million related to performance-based awards and $2.0 million related to the Company’s Purchase Plan).

Stock-based compensation expense in the year ended December 31, 2019, was approximately $23.3 million (comprising approximately $17.5 million related to restricted stock units, $4.1 million related to performance-based awards and $1.7 million related to the Company’s Purchase Plan).

Stock-based compensation expense in the year ended December 31, 2018, was approximately $21.6 million comprising approximately $16.6 million related to restricted stock units, $3.4 million related to performance-based awards and $1.6 million related to the Company’s Purchase Plan).

The Company did not grant stock options in the years ended December 31, 2020, 2019 and 2018, and therefore no fair-value assumptions are reported.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rates	0.90%	2.28%	1.94%
Expected volatility rates	47%	37%	31%
Expected dividend yield	0.78%	0.91%	0.89%
Expected term of purchase rights (in years)	0.50	0.50	0.50
Weighted-average estimated fair value of purchase rights	$15.73	$19.39	$17.33

A summary of stock options outstanding as of December 31, 2020, and activity during three years then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at January 1, 2018	1,022	$14.52
Granted	—	—
Exercised	(352)	$11.30
Forfeited or expired	—	—
Outstanding at December 31, 2018	670	$16.21
Granted	—	—
Exercised	(335)	$12.98
Forfeited or expired	—	—
Outstanding at December 31, 2019	335	$19.44
Granted	—	—
Exercised	(243)	$18.99
Forfeited or expired	—	—
Outstanding at December 31, 2020	92	$20.63	1.05	$5,643
Vested and Exercisable at December 31, 2020	92		1.05	$5,643

The total intrinsic value of options exercised during the year ended December 31, 2020, 2019 and 2018, was $9.1 million, $8.3 million and $7.5 million, respectively.

The following table summarizes the stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
(shares in thousands)	Options	Contractual Term	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$18.48 - $19.75	28	0.38	$18.77	28	$18.77
$21.44 - $21.44	64	1.35	$21.44	64	$21.44
	92	1.05	$20.63	92	$20.63

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

A summary of PSU awards outstanding as of December 31, 2020, and activity during the three years then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2018	158	$32.00
Granted	178	$31.44
Vested	(158)	$32.00
Forfeited or canceled	(126)	$31.44
Outstanding at December 31, 2018	52	$31.44
Granted	185	$35.06
Vested	(52)	$31.44
Forfeited or canceled	(64)	$35.06
Outstanding at December 31, 2019	121	$35.06
Granted	150	$46.31
Vested	(121)	$35.06
Forfeited or canceled	—	—
Outstanding at December 31, 2020	150	$46.27	—	$12,219
Outstanding and expected to vest at December 31, 2020	150		—	$12,219

The grant-date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2020, 2019 and 2018 was approximately $4.2 million, $1.6 million and $5.1 million, respectively.

PRSU Awards (Long-term Performance Based)

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU Plan’s established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. Recipients of a PRSU award generally must remain employed by the Company on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. The performance goals for PRSUs granted in fiscal 2020, 2019 and 2018 were based on the Company’s annual revenue growth over the respective three-year performance period.

Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of PRSU awards outstanding as of December 31, 2020, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2018	368	$26.40
Granted	144	$29.95
Vested	(76)	$26.23
Forfeited or canceled	(10)	$21.63
Outstanding at December 31, 2018	426	$27.74
Granted	144	$34.09
Vested	(140)	$21.63
Forfeited or canceled	(143)	$31.50
Outstanding at December 31, 2019	287	$32.03
Granted	152	$49.67
Vested	—	—
Forfeited or canceled	(138)	$29.95
Outstanding at December 31, 2020	301	$41.90	1.51	$24,637
Outstanding and expected to vest at December 31, 2020	272		1.54	$22,279

In January 2020 it was determined that no shares subject to the PRSUs granted in 2017 vested in aggregate; thus no shares were released to the Company’s executives in 2020. The grant-date fair value of PRSU awards released, which were fully vested, in the years ended December 31, 2019 and 2018 was approximately $3.0 million and $2.0 million, respectively.

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

A summary of RSU awards outstanding as of December 31, 2020, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2018	1,896	$27.76
Granted	550	$31.43
Vested	(592)	$26.89
Forfeited	(64)	$29.72
Outstanding at December 31, 2018	1,790	$29.10
Granted	582	$34.90
Vested	(603)	$28.10
Forfeited	(50)	$31.72
Outstanding at December 31, 2019	1,719	$31.33
Granted	439	$44.82
Vested	(599)	$30.25
Forfeited	(41)	$36.77
Outstanding at December 31, 2020	1,518	$35.51	1.42	$124,239
Outstanding and expected to vest at December 31, 2020	1,423		1.36	$116,475

The grant-date fair value of RSUs vested in the years ended December 31, 2020, 2019 and 2018, was approximately $18.1 million, $16.9 million and $15.9 million, respectively.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

Customer Concentration

The Company’s top ten customers accounted for approximately 62%, 54% and 56% of revenues in 2020, 2019 and 2018, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors in 2020, 2019 and 2018 were $367.7 million, $304.6 million and $313.9 million, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective years:

	Year Ended December 31,
Customer	2020	2019	2018
Avnet	19%	11%	14%
Honestar Technologies Co., Ltd.	11%	*	*

________________________

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and December 31, 2019, 90% and 63% of accounts receivable were concentrated with the Company’s top ten customers, respectively.

The following customers represented 10% or more of accounts receivable:

	December 31,	December 31,
Customer	2020	2019
Powertech Distribution Ltd.	10%	10%
Avnet	50%	*

________________________

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues based on “bill to” customer locations were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
United States of America	$11,065	$10,662	$15,315
Hong Kong/China	306,938	237,341	218,752
Taiwan	21,650	36,297	43,081
Korea	40,059	30,395	33,877
Western Europe (excluding Germany)	33,564	36,025	49,834
Japan	17,453	15,496	19,897
Germany	23,242	20,197	14,403
Other	34,347	34,256	20,796
Total net revenues	$488,318	$420,669	$415,955

9. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:

Common Stock Repurchases

Over the years the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock, including $110.0 million in 2018, with repurchases to be executed according to pre-defined price/volume guidelines. In 2018, 2019 and 2020 the Company purchased approximately 3,144,000, 242,000 and 63,000 shares, respectively, for approximately $103.2 million, $7.3 million and $2.6 million, respectively. As of December 31, 2020, the Company had $41.3 million available for future stock repurchases, which has no expiration date. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements and business conditions as well as other factors.

Common Stock Dividend

The following table presents the quarterly dividends declared per share of the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
First Quarter	$0.095	$0.085	$0.080
Second Quarter	$0.105	$0.085	$0.080
Third Quarter	$0.110	$0.085	$0.080
Fourth Quarter	$0.110	$0.095	$0.080

The Company paid a total of approximately $25.1 million, $20.5 million and $18.8 million in cash dividends during 2020, 2019 and 2018, respectively.

In January 2018, the Company’s board of directors declared a $0.080 per share quarterly dividend for each quarter in 2018. In January 2019, the Company’s board of directors declared four quarterly cash dividends of $0.085 per share to be paid to stockholders of record at the end of each quarter in 2019. In October 2019, the Company’s board of directors raised the cash dividends per share with the declaration of five cash dividends, consisting of (a) a dividend of $0.01 per share to be paid to stockholders of record at the end of the fourth quarter in 2019, that was in addition to the dividend of $0.085 per share to be paid to stockholders of record at the end of the fourth quarter in 2019 previously declared by the board in January 2019, and (b) a dividend of $0.095 per share to be paid to stockholders of record at the end of each quarter in 2020.

In April 2020, the Company’s board of directors raised the cash dividends with the declaration of three cash dividends of $0.105 per share (in lieu of the $0.095 per share previously announced in October 2019) to be paid to stockholders of record at the end of each of the second, third and fourth quarter in 2020. In July 2020, the Company’s board of directors raised the cash dividends further with the declaration of two cash dividends of $0.11 per share (in lieu of the $0.105 per share announced in April 2020) to be paid to stockholders of record at the end of each of the third and fourth quarter in 2020. In January 2021, the Company’s board of directors raised the quarterly cash dividend again by $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021.

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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Basic earnings per share:
Net income	$71,176	$193,468	$69,984
Weighted-average common shares	59,657	58,534	58,912
Basic earnings per share	$1.19	$3.31	$1.19
Diluted earnings per share: (1)
Net income	$71,176	$193,468	$69,984
Weighted-average common shares	59,657	58,534	58,912
Effect of dilutive awards:
Employee stock plans	1,188	1,098	1,382
Diluted weighted-average common shares	60,845	59,632	60,294
Diluted earnings per share	$1.17	$3.24	$1.16
(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included in the 2020, 2019 and 2018 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the years ended December 31, 2020, 2019, and 2018, no outstanding stock awards were determined to be anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

In July 2020, the Company’s board of directors approved a two-for-one stock split in the form of a stock dividend, payable on August 18, 2020, to stockholders of record as of the close of business on August 14, 2020. The Company’s stockholders received one additional share of common stock for each share of common stock held on August 14, 2020. The share and per share information for all periods presented in this Form 10-K has been adjusted for the effect of the stock split.

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

U.S. and foreign components of income before income taxes were:

	Year Ended December 31,
(In thousands)	2020	2019	2018
U.S. operations	$(6,252)	$82,692	$(6,529)
Foreign operations	81,503	139,722	66,293
Total income before income taxes	$75,251	$222,414	$59,764

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current provision (benefit):
Federal	$2,788	$18,293	$(6,382)
State	(181)	184	4
Foreign	1,677	1,293	938
	4,284	19,770	(5,440)
Deferred provision (benefit):
Federal	348	9,683	(4,593)
State	—	—	—
Foreign	(557)	(507)	(187)
	(209)	9,176	(4,780)
Total	$4,075	$28,946	$(10,220)

The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2020	2019	2018
Provision (benefit) computed at Federal statutory rate	21.0%	21.0%	21.0%
Business tax credits	(7.4)	(2.4)	(9.1)
Stock-based compensation	(0.1)	(0.2)	(2.2)
Foreign income taxed at different rate	(22.0)	(12.7)	(25.0)
GILTI inclusion	10.7	6.2	10.6
U.S. Tax Act - transition tax	—	0.1	(16.2)
Deferred tax asset and liability adjustment	0.3	—	—
Valuation allowance	2.6	0.8	2.8
Other	0.3	0.2	1.0
Total	5.4%	13.0%	(17.1)%

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

The components of the net deferred income tax assets (liabilities) were as follows:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Other reserves and accruals	$3,707	$3,099
Tax credit carry-forwards	20,713	18,968
Stock compensation	1,494	1,644
Capital losses	158	157
Net operating loss	2,303	899
Other	1,023	1,000
Valuation allowance	(24,160)	(20,822)
	5,238	4,945
Deferred tax liabilities:
Depreciation	(1,974)	(2,273)
	(1,974)	(2,273)
Net deferred tax assets	$3,264	$2,672

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

As of December 31, 2020, the Company continues to maintain a valuation allowance primarily as a result of capital losses for federal purposes, and on its California, New Jersey and Canada deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.

As of December 31, 2020, the Company had utilized all of its federal research and development tax credit carryforwards. As of December 31, 2020, the Company had California research and development tax credit carryforwards of approximately $30.2 million (there is no expiration of research and development tax credit carryforwards for the state of California) and California net operating losses of $44.7 million which will begin to expire in 2032. As of December 31, 2020, the Company had Canadian scientific research and experimental development tax credit carryforwards of approximately $3.4 million and New Jersey research and experimental development tax credit carryforwards of approximately $0.7 million, which will start to expire in 2030 and 2026, respectively.

The Tax Act signed into law on December 22, 2017, generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Local foreign and U.S. states taxes may still be incurred upon repatriation. The Company has not provided for U.S. taxes on its undistributed earnings of foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized
(In thousands)	Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2018	$16,683
Gross Increase for Tax Positions of Current Year	1,994
Gross Decrease for Tax Positions of Prior Years	(70)
Unrecognized Tax Benefits Balance at December 31, 2018	18,607
Gross Increase for Tax Positions of Current Year	1,379
Gross Decrease for Tax Positions of Prior Years	(937)
Unrecognized Tax Benefits Balance at December 31, 2019	19,049
Gross Increase for Tax Positions of Current Year	2,002
Gross Decrease for Tax Positions of Prior Years	—
Unrecognized Tax Benefits Balance at December 31, 2020	$21,051

The Company’s total unrecognized tax benefits as of December 31, 2020, 2019 and 2018, were $21.1 million, $19.0 million and $18.6 million, respectively. An income tax benefit of $11.1 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $0.1 million as of both December 31, 2020 and 2019, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.

As of December 31, 2020, the Company has concluded all U.S. federal income tax matters for the years through 2012. However, due to tax attributes, the IRS may calculate tax adjustments for subsequent years for positions taken prior to 2012. There are currently no pending income tax audits.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. In February 2016, the Commissioner appealed the Tax Court decision. On July 24, 2018, the U.S. Ninth Circuit Court of Appeals reversed the U.S. Tax Court’s decision Altera Corp. v. Commissioner; the reversal was subsequently withdrawn. On June 7, 2019, the Ninth Circuit Court of Appeals overturned the U.S. Tax Court decision; finding that the Government had adequately supported in the record that stock-based compensation should be treated as an intangible development cost in a cost-sharing arrangement and Treasury’s position on the issue was not a policy change, holding stock-based compensation to be a compensable cost under IRC Section 482.

On February 10, 2020, Altera filed a petition for a writ of certiorari asking the Supreme Court to review the Ninth Circuit’s decision. The Supreme Court’s denied the petition for certiorari, and thus the Ninth Circuit’s decision stands. The decision above does not impact the Company as it treats stock-based compensation as a compensable cost under IRC Section 482.

12. LEASES AND COMMITMENTS:

Facilities and Leases

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, a design center in Germany and a test facility in Switzerland. The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities and sales offices in various countries around the world. Effective January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842), using the optional transition method. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $2.7 million, $2.5 million and $2.2 million in the years ended December 31, 2020, 2019 and 2018, respectively, while short-term and variable lease expenses were not material during these periods.

Balance sheet information related to leases was as follows:

		December 31,	December 31,
(In thousands)	Balance Sheet Classification	2020	2019
Right-of-use assets
Operating lease assets	Other assets	$10,295	$9,521
Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$2,682	$1,954
Non-current operating lease liabilities	Other liabilities	7,345	7,031
Total		$10,027	$8,985

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Remaining lease terms range from one to eight years, some of which include options to extend for up to six years, and some of which include options to terminate within one year. Leases with an initial term of twelve months or less are not recorded on the balance sheet. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at commencement date.

	December 31,		December 31,
Lease term and discount rate	2020		2019
Weighted average remaining lease term	4.2	years	4.8	years
Weighted average discount rate	3.3%		3.9%

Supplemental cash flows information related to leases was as follow:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,459	$2,964
Right-of-use assets obtained in exchange for new operating lease obligations	$2,947	$4,884

Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2020, are as follows:

December 31,
(In thousands)	2020
2021	$2,964
2022	2,840
2023	2,477
2024	1,334
2025	342
Thereafter	830
Total future minimum lease payments	10,787
Less imputed interest	(760)
Total	$10,027

Purchase Obligations

At December 31, 2020, the Company had no non-cancelable purchase obligations that were due beyond one year.

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

On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging that the Company infringed one patent pertaining to transistor switch devices and seeking damages for the alleged infringement. The Company filed a motion to transfer the case to the Northern District of California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. Although the Court of Appeals affirmed the original findings and the reduced damages award, the Company believes it has strong defenses, and intends to continue to vigorously defend itself against Opticurrent’s claims, including through a pending motion to set aside the judgment in view of a disclaimer that Opticurrent made during reexamination proceedings, which has been fully briefed and argued, with rulings expected in the coming months.

On June 19, 2019, Opticurrent, LLC filed a follow-on lawsuit in the United States District Court for the Northern District of California accusing more of the Company’s products of infringement and seeking damages for the alleged infringement of the same claim of the same patent asserted in the parties’ prior litigation, as described above. Limited discovery has taken place, but proceedings are currently stayed pending resolution of the Company’s motion to set aside the judgment in the parties’ prior litigation, and no schedule has yet been set for expert discovery, dispositive motions, or trial. The Company believes it has strong defenses, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow if necessary.

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement initially went forward separately in their lawsuit against the Company’s customers in the District of Delaware, but the Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene in CogniPower’s customer lawsuit on February 1, 2021. Fact discovery and claim construction proceedings are now under way, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

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

The net periodic benefit cost of the Pension Plan was not material to the Company’s financial statements during the years ended December 31, 2020, 2019 and 2018. At December 31, 2020, the projected benefit obligation was $16.6 million, the plan assets were $9.7 million and the net pension liability was $6.9 million. As of December 31, 2019, the projected benefit obligation was $14.8 million, the plan assets were $8.2 million, and the net pension liability was $6.6 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31,

2020 and 2019, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2021. The unrealized actuarial loss on pension benefits, net of tax, at December 31, 2020, 2019 and 2018 was $1.6 million, $2.5 million and $0.7 million, respectively. These amounts were reflected in Note 3 under the caption accumulated other comprehensive loss.

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

16. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company’s consolidated statements of income for each of the quarters in the years ended December 31, 2020 and 2019.

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

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(In thousands, except per share data)	2020	2020	2020	2020	2019(1)	2019	2019	2019
Net revenues	$150,693	$121,129	$106,832	$109,664	$114,457	$114,159	$102,865	$89,188
Gross profit	74,005	59,569	53,536	56,480	58,225	58,131	51,572	45,474
Net income	$27,278	$14,820	$13,192	$15,886	$158,291	$17,099	$10,845	$7,233
Earnings per share (2)
Basic	$0.46	$0.25	$0.22	$0.27	$2.69	$0.29	$0.19	$0.13
Diluted	$0.45	$0.24	$0.22	$0.27	$2.64	$0.29	$0.19	$0.13
Shares used in per share calculation (2)
Basic	59,879	59,823	59,712	59,204	58,854	58,770	58,594	57,902
Diluted	61,176	60,852	60,624	60,268	60,010	59,732	59,404	58,892
(1)	In October 2019, the Company entered into a favorable litigation settlement with ON Semiconductor Corporation which resulted in a $169.0 million net gain.
(2)	In July 2020, the Company’s board of directors approved a two-for-one stock split in the form of a stock dividend, payable on August 18, 2020, to stockholders of record as of the close of business on August 14, 2020. The Company’s stockholders received one additional share of common stock for each share of common stock held on August 14, 2020. The share and per share information for all periods presented in this Form 10-K has been adjusted for the effect of the stock split (Refer to Note 10, Earnings Per Share, in this Form 10-K for details).

Schedule II

Valuation and Qualifying Accounts

The Company maintains an allowance for the distributors’ ship and debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship and debit amounts and levels of inventory in the distributor channels.

The following is a summary of the activity in the allowance for ship and debit credits:

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
(In thousands)	Period	Expenses	Deductions(1)	of Period
Allowance for ship and debit credits:
Year ended December 31, 2018	$39,486	$242,068	$(241,436)	$40,118
Year ended December 31, 2019	$40,118	$230,278	$(236,921)	$33,475
Year ended December 31, 2020	$33,475	$257,765	$(264,805)	$26,435
(1)	Deductions relate to ship and debit credits issued which adjust the sales price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for the Company’s revenue recognition policy, including the Company’s accounting for ship and debit claims.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2020, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

The effectiveness of Power Integrations’ internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 5, 2021 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 5, 2021

Item 9B. Other Information.

Compensation Matters

On February 1, 2021, the Compensation Committee of the Board of Directors of Power Integrations, Inc. (the “Company”) took the following compensation actions with respect to the Company’s chief executive officer, chief financial officer, and other “named executive officers” as defined in Rule 402 of SEC Regulation S-K (collectively, the “Officers”).

2021 Performance-based Incentive Plan

Approved the 2021 Performance-based Incentive Plan (the “2021 PSU Plan”) as follows:

Each Officer, as described below, was granted performance stock units, referred to as “PSUs,” which will vest (referred to as a “payout” below) based on Company performance as against the 2021 PSU Plan’s established net revenue targets, non-GAAP operating income targets and strategic goals, each as established by the Compensation Committee. The 2021 target net revenue and non-GAAP operating income levels are intended to have difficulty in attainment levels consistent with the Company’s 2020 PSU Plan.

The portion of the performance stock units granted under the 2021 PSU Plan that will vest will be calculated independently for each of its net revenue, non-GAAP operating income and strategic goals components. “Net revenue” is as set forth in the Company’s annual report for 2021 to be filed with the Securities and Exchange Commission (“SEC”). “Non-GAAP operating income” means operating income for 2021 determined in accordance with GAAP but excluding the following items: (i) stock-based compensation expenses recorded under Accounting Standards Codification 718; (ii) amortization of acquisition-related intangible assets, and the fair-value write-up of acquired inventory; (iii) any other mergers and acquisitions related expenses; and (iv) any other adjustment made to arrive at the Company’s non-GAAP financial information as presented in the Company’s SEC filings. Further, in the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the net revenue and non-GAAP operating income targets shall be adjusted based on a revised plan approved by the Board of Directors. The strategic goals component is made up of five different strategic goals for the Company.

Weighting of the target components is as follows:

Net revenue	40%
Non-GAAP operating income	30%
Strategic goals	30%
Total	100%

Net Revenue Component of the 2021 PSU Plan:

No payout will be made under the net revenue component of the 2021 PSU Plan if the Company’s 2021 actual net revenue does not exceed at least the established minimum amount of net revenue as set forth in the 2021 PSU Plan. To the extent 2021 actual net revenue is above the minimum amount of net revenue, the payout increases linearly from zero at the minimum amount of net revenue as set forth in the 2021 PSU Plan up to 100% of the net revenue component of the target when actual net revenue equals target net revenue in the 2021 PSU Plan. If 2021 actual net revenue is above the target amount of net revenue, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the net revenue component of the target when actual net revenue equals or exceeds the established target to achieve the maximum payout under the net revenue component of the 2021 PSU Plan.

Non-GAAP Operating Income Component of the 2021 PSU Plan:

No payout will be made under the non-GAAP operating income component of the 2021 PSU Plan if the Company’s 2021 actual non-GAAP operating income does not exceed at least the established minimum amount of non-GAAP operating income as set forth in the 2021 PSU Plan. To the extent 2021 actual non-GAAP operating income is above the minimum amount of non-GAAP operating income, the payout increases linearly from zero at the minimum amount of non-GAAP operating income as set forth in the 2021 PSU Plan up to 100% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals target non-GAAP operating income in the 2021 PSU Plan. If 2021 actual non-GAAP operating income is above the target amount of non-GAAP operating income, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals or exceeds the established target to achieve the maximum payout under the non-GAAP operating income component of the 2021 PSU Plan.

Strategic Goals Component of the 2021 PSU Plan:

Each of the five goals in the strategic goals component of the 2021 PSU Plan is assigned a weighting percentage, which percentages range from 2% to 14%, and which collectively add up to 30%. If the Company’s 2021 actual achievement of a goal does not exceed at least the established minimum requirement for a particular goal, then no amount is earned for that goal. To the extent 2021 actual performance for a goal is better than the established minimum for the goal, then the payout increases linearly from zero at the minimum amount of performance as set forth in the 2021 PSU Plan up to 100% of the amount for that goal when actual performance equals target performance for that goal in the 2021 PSU Plan. To the extent 2021 actual performance for a goal is better than the established target for the goal, then the payout for performance above target increases linearly from the target amount actual performance, up to a maximum of 200% for the specific goal when actual performance equals or exceeds the established target to achieve the maximum payout under the specific goal as set forth in the 2021 PSU Plan.

2021 Target Performance Stock Units

Approved the 2021 target performance stock units for the Officers as follows:

Executive Officer	Title	2021 Target PSUs
Balu Balakrishnan	President and Chief Executive Officer	11,000
Sandeep Nayyar	Chief Financial Officer	3,500
Radu Barsan	Vice President, Technology	3,000
David “Mike” Matthews	Vice President, Product Development	2,300
Ben Sutherland	Vice President, Worldwide Sales	2,300

The actual number of shares subject to the performance stock units is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if the actual net revenue, non-GAAP operating income and strategic goals achievement equal or exceed the established levels to achieve the maximum amount of the 2021 PSU Plan.

2021 Restricted Stock Unit Grants

Approved restricted stock units, referred to as “RSUs,” grants to the following Officers:

Executive Officer	Title	2021 RSU Grants
Balu Balakrishnan	President and Chief Executive Officer	30,000
Sandeep Nayyar	Chief Financial Officer	12,000
Radu Barsan	Vice President, Technology	9,900
David “Mike” Matthews	Vice President, Product Development	7,500
Ben Sutherland	Vice President, Worldwide Sales	7,500

The RSU grants will be effective on the grant date. Twenty-five percent (25%) of the RSUs vest on the one-year anniversary of the vesting commencement date (as specified in the Officers’ RSU award agreements), and an additional twenty-five percent (25%) of the RSUs vest annually over the next three (3) years thereafter, subject to the respective Officer’s continuous service.

2021 Long-term Performance-Based Incentive Plan

Approved the 2021 Long-term Performance-Based Incentive Plan (“2021 PRSU Plan”) as follows:

Each Officer, as described below, was granted long term performance stock units, referred to as “PRSUs,” which will vest (referred to as a “payout” below) based on Company revenue performance as against the 2021 PRSU Plan’s established three-year (years 2021, 2022 and 2023) compound annual growth rate (“CAGR”) of revenue as measured against a specified index of the analog semiconductor industry CAGR (the “Index”). The level of performance of the Company’s three-year revenue CAGR as against the Index is intended to have a difficulty in attainment level consistent with the Company’s 2020 PRSU Plan. The portion of the performance stock units that will vest will be calculated based on the Company’s actual three-year revenue CAGR as compared to the Index and awarded in early 2024 upon approval by the Compensation Committee. In the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the Company’s target three-year revenue CAGR as against the Index shall be adjusted based on a revised plan approved by the Board of Directors.

No payout will be made in early 2024 under the 2021 PRSU Plan if the Company’s actual three-year revenue CAGR does not exceed at least the established minimum amount as measured against the Index as set forth in the 2021 PRSU Plan. To the extent the Company’s actual three-year revenue CAGR exceeds at least the established minimum amount as measured against the Index as set forth in the 2021 PRSU Plan, the payout increases linearly from zero at the minimum CAGR performance level as measured against the Index as set forth in the 2021 PRSU Plan up to 100% when the Company’s actual three-year revenue CAGR equals the target at the specified level as set forth in the 2021 PRSU Plan. If the Company’s actual three-year revenue CAGR exceeds the target, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the target when the Company’s actual three-year revenue CAGR equals or exceeds the established amount to achieve the maximum payout as set forth in the 2021 PRSU Plan. Except to the extent provided in the executive officer benefits agreements between the Company and each Officer, each Officer must be employed by the Company through the end of the performance period to receive stock pursuant to the PRSUs under the 2021 PRSU Plan.

2021 Target PRSUs

Approved the target 2021 PRSUs for the Officers as follows:

Executive Officer	Title	2021 Target PRSUs
Balu Balakrishnan	President and Chief Executive Officer	30,000
Sandeep Nayyar	Chief Financial Officer	4,000
Radu Barsan	Vice President, Technology	3,300
David “Mike” Matthews	Vice President, Product Development	2,500
Ben Sutherland	Vice President, Worldwide Sales	2,500

The actual number of shares subject to the PRSUs is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if actual net revenue equals or exceeds the established level to achieve the maximum amount of the 2021 PRSU Plan.

2021 Salaries

Approved the 2021 salaries for the Officers, to be effective at the end of March 2021, as follows:

Executive Officer	Title	2021 Salary
Balu Balakrishnan	President and Chief Executive Officer	$665,000
Sandeep Nayyar	Chief Financial Officer	$410,000
Radu Barsan	Vice President, Technology	$385,000
David “Mike” Matthews	Vice President, Product Development	$350,000
Ben Sutherland	Vice President, Worldwide Sales	$350,000

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth under the caption “Information About our Executive Officers” in Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2020, or the Proxy Statement, and is incorporated herein by reference:

●	Information regarding our directors and any persons nominated to become a director is set forth under the caption “Proposal 1 Election of Directors.”
●	Information regarding our audit committee and our designated “audit committee financial expert” is set forth under the captions “Information Regarding the Board and its Committees” and “Audit Committee” under “Proposal 1 Election of Directors” and “Report of the Audit Committee of the Board.”
●	Information on our code of business conduct and ethics for directors, officers and employees is set forth under the caption “Code of Business Conduct and Ethics” under “Proposal 1 Election of Directors.”
●	Information regarding Section 16(a) beneficial ownership reporting compliance, if any, will be set forth under the caption “Delinquent Section 16(a) Reports.”
●	Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Nominating and Governance Committee” under “Proposal 1 Election of Directors.”

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

(b)   Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Description of Power Integrations, Inc. Common Stock	10-K	000-23441	4.1	2/6/2020

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-23441	10.1	10/29/2020

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.2	10/29/2020

10.6*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.7*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.8*	Director Equity Compensation Program	10-K	000-23441	10.1	2/7/2020

10.9*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.10*	Outside Director Cash Compensation Arrangements	10-K	000-23441	10.12	2/7/2020

10.11*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.3	10/29/2020

10.12*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

10.13*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2007 Equity Incentive Plan	10-Q	000-23441	10.1	5/6/2010

10.14*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (as used after to January 1, 2013) under the 2007 Equity Incentive Plan	10-K	000-23441	10.29	2/22/2013

10.15*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.84	2/10/2015

10.16*	Power Integrations, Inc. Amended and Restated 2016 Incentive Award Plan	10-Q	000-23441	10.4	10/29/2020

10.17*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan	10-K	000-23441	10.25	2/8/2017

10.18*	Form of Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.26	2/8/2017

10.19*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.27	2/8/2017

10.21†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.32	8/7/2003

10.22†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.31	8/7/2003

10.23†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	8-K	000-23441	10.22	4/18/2006

10.24	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.25	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.6	8/8/2008

10.26†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.27†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

10.28†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

10.29†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.30†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017	10-Q	000-23441	10.1	10/26/2017

10.31††	Amendment Number Nine to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 6, 2019	10-Q	000-23441	10.2	4/25/2019

10.32†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.33†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

10.34†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.35†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation					X

10.36†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd					X

10.37†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation					X

10.38†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation					X

10.39†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation					X

10.40†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.46	2/8/2017

10.41†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.47	2/8/2017

10.42†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-K	000-23441	10.66	2/26/2010

10.43†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.44†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

10.45†	Amendment Number Two to the Wafer Supply Agreement, effective as of December 1, 2018, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries GmbH (formerly X-FAB Semiconductor Foundries AG)	10-K	000-23441	10.52	2/13/2019

10.46	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

10.47	First Amendment to Credit Agreement, dated April 30, 2018 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/26/2018

10.48*	2019 Executive Officer Compensation Arrangements and 2019 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/13/2019

10.49*	2018 Executive Officer Cash Compensation Arrangements and 2018 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/14/2018

10.50*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

10.51*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.52*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.53*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.54*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey	10-Q	000-23441	10.6	5/5/2014

10.55*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland	10-Q	000-23441	10.7	5/5/2014

10.56*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.57*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.10	5/5/2014

10.58*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

10.60††	ON Semiconductor Corporation Settlement Agreement	10-K	000-23441	10.61	2/7/2020

10.61††	ON Semiconductor Corporation Term Sheet	10-K	000-23441	10.62	2/7/2020

10.62†	Amendment Number Ten to the Amended and Restated Wafer Supply Agreement,	10-Q	000-23441	10.1	5/7/2020

	between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 16, 2019

10.63†	Amendment Number Eleven to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 20, 2019	10-Q	000-23441	10.2	5/7/2020

10.64†	Amendment Number Nine to Wafer Supply Agreement, effective as of November 1, 2017 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.3	5/7/2020

10.65*	2020 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/7/2020

10.66*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.2	7/30/2020

10.67*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Douglas Bailey	10-Q	000-23441	10.3	7/30/2020

10.68*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.4	7/30/2020

10.69*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Ben Sutherland	10-Q	000-23441	10.5	7/30/2020

10.70*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.6	7/30/2020

10.71*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.7	7/30/2020

10.72*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Clifford Walker	10-Q	000-23441	10.9	7/30/2020

10.73*	Executive Officer Benefits Agreement, dated as of February 1, 2020, between Power Integrations, Inc. and Sunil Gupta					X

10.74	Amendment Number Ten to Wafer Supply Agreement, effective as of August 26, 2020 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.5	10/29/2020

21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.					X

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

POWER INTEGRATIONS, INC.

Dated:	February 5, 2021	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 5, 2021	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 5, 2021	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated:	February 5, 2021	By:	/s/ WILLIAM GEORGE
William George
Director and Chairman of the Board

Dated:	February 5, 2021	By:	/s/ WENDY ARIENZO
Wendy Arienzo
Director

Dated:	February 5, 2021	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 5, 2021	By:	/s/ ANITA GANTI
Anita Ganti
Director

Dated:	February 5, 2021	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 5, 2021	By:	/s/ NECIP SAYINER
Necip Sayiner
Director

Dated:	February 5, 2021	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director