Form 10-Q
period 2021-03-31
POWER INTEGRATIONS INC
filed 2021-04-29
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 26, 2021
Common Stock, $0.001 par value	60,655,187

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to: the novel coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed below; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$343,272	$258,874
Short-term marketable securities	148,067	190,318
Accounts receivable, net	42,257	35,910
Inventories	90,509	102,878
Prepaid expenses and other current assets	18,207	13,252
Total current assets	642,312	601,232
PROPERTY AND EQUIPMENT, net	168,712	166,188
INTANGIBLE ASSETS, net	11,474	12,506
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	1,892	3,339
OTHER ASSETS	28,480	28,225
Total assets	$944,719	$903,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,172	$34,712
Accrued payroll and related expenses	13,339	14,806
Taxes payable	856	902
Other accrued liabilities	10,160	12,106
Total current liabilities	62,527	62,526
LONG-TERM INCOME TAXES PAYABLE	14,033	15,588
OTHER LIABILITIES	14,336	14,814
Total liabilities	90,896	92,928
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	203,051	190,920
Accumulated other comprehensive loss	(2,836)	(2,163)
Retained earnings	653,579	621,626
Total stockholders’ equity	853,823	810,411
Total liabilities and stockholders’ equity	$944,719	$903,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
NET REVENUES	$173,737	$109,664
COST OF REVENUES	89,326	53,184
GROSS PROFIT	84,411	56,480

OPERATING EXPENSES:
Research and development	20,027	19,152
Sales and marketing	14,123	13,473
General and administrative	10,075	8,761
Total operating expenses	44,225	41,386
INCOME FROM OPERATIONS	40,186	15,094
OTHER INCOME	597	1,777
INCOME BEFORE INCOME TAXES	40,783	16,871
PROVISION FOR INCOME TAXES	985	985
NET INCOME	$39,798	$15,886

EARNINGS PER SHARE:
Basic	$0.66	$0.27
Diluted	$0.65	$0.26

SHARES USED IN PER SHARE CALCULATION:
Basic	60,184	59,204
Diluted	61,451	60,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. The Earnings Per Share and Shares Used in Per Share Calculation information presented above reflects the effect of the August 2020 two-for-one stock split. Refer to Note 9, Earnings Per Share, in this Form 10-Q for details.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net income	$39,798	$15,886
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2021 and 2020	(18)	(283)
Unrealized loss on marketable securities, net of $0 tax in each of the three months ended March 31, 2021 and 2020	(580)	(952)
Amortization of defined benefit pension items, net of tax of $135 and $31 in the three months ended March 31, 2021, and 2020, respectively	(75)	51
Total other comprehensive loss	(673)	(1,184)
TOTAL COMPREHENSIVE INCOME	$39,125	$14,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Common stock
Beginning balance	$28	$28
Common stock issued under employee stock plans	1	—
Repurchase of common stock	—	—
Ending balance	29	28

Additional paid-in capital
Beginning balance	190,920	152,117
Common stock issued under employee stock plans	3,651	5,529
Repurchase of common stock	—	(2,013)
Stock-based compensation	8,480	6,710
Ending balance	203,051	162,343

Accumulated other comprehensive loss
Beginning balance	(2,163)	(3,130)
Other comprehensive loss	(673)	(1,184)
Ending balance	(2,836)	(4,314)

Retained earnings
Beginning balance	621,626	575,531
Net income	39,798	15,886
Payment of dividends to stockholders	(7,845)	(5,644)
Ending balance	653,579	585,773

Total stockholders’ equity	$853,823	$743,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,798	$15,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,453	5,488
Amortization of intangibles	1,032	1,117
Loss on disposal of property and equipment	17	30
Stock-based compensation expense	8,480	6,710
Amortization of premium on marketable securities	176	154
Deferred income taxes	1,445	1,095
Decrease in accounts receivable allowance for credit losses	(2)	(154)
Change in operating assets and liabilities:
Accounts receivable	(6,345)	3,831
Inventories	12,369	(6,253)
Prepaid expenses and other assets	(3,253)	(3,992)
Accounts payable	3,281	8,828
Taxes payable and accrued liabilities	(6,329)	(6,349)
Net cash provided by operating activities	58,122	26,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,051)	(11,603)
Proceeds from sale of property and equipment	25	—
Purchases of marketable securities	(21,971)	(16,838)
Proceeds from sales and maturities of marketable securities	63,466	15,947
Net cash provided by (used in) investing activities	30,469	(12,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	3,652	5,529
Repurchase of common stock	—	(2,013)
Payments of dividends to stockholders	(7,845)	(5,644)
Net cash used in financing activities	(4,193)	(2,128)

NET INCREASE IN CASH AND CASH EQUIVALENTS	84,398	11,769
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	258,874	178,690
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$343,272	$190,459

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$6,116	$5,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$1,512	$305

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in its Form 10-K filed on February 5, 2021, with the Securities and Exchange Commission.

The share and per share information for all periods presented in this Form 10-Q reflects the effect of the August 2020 two-for-one stock split. Refer to Note 8, Stockholders’ Equity, in this Form 10-Q for details.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in its Annual Report on Form 10-K, filed on February 5, 2021, for the year ended December 31, 2020.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	March 31,	December 31,
(In thousands)	2021	2020
Accounts receivable trade	$73,382	$66,703
Allowance for ship and debit	(25,814)	(26,435)
Allowance for stock rotation and rebate	(4,886)	(3,931)
Allowance for credit losses	(425)	(427)
Total	$42,257	$35,910

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

	Allowance for Credit Losses
	Three Months Ended
	March 31,
(In thousands)	2021	2020
Beginning balance	$(427)	$(763)
Provision for credit loss expense	(217)	—
Receivables written off	—	154
Recoveries collected	219	—
Ending balance	$(425)	$(609)

Inventories

	March 31,	December 31,
(In thousands)	2021	2020
Raw materials	$27,042	$32,131
Work-in-process	37,319	39,469
Finished goods	26,148	31,278
Total	$90,509	$102,878

Intangible Assets

	March 31, 2021			December 31, 2020
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(29,882)	8,078	37,960	(29,126)	8,834
Customer relationships	16,700	(15,901)	799	16,700	(15,687)	1,013
Technology licenses	1,926	(590)	1,336	1,926	(528)	1,398
Total intangible assets	$57,847	$(46,373)	$11,474	$57,847	$(45,341)	$12,506

The estimated future amortization expense related to finite-lived intangible assets at March 31, 2021, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2021 (remaining nine months)	$2,462
2022	2,415
2023	2,173
2024	1,279
2025	832
Thereafter	1,052
Total	$10,213

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for three months ended March 31, 2021 and 2020, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2021	2020	2021		2020		2021	2020	2021	2020
Beginning balance	$890	$583	$(1,641)		$(2,484)		$(1,412)	$(1,229)	$(2,163)	$(3,130)
Other comprehensive income (loss) before reclassifications	(580)	(952)	—		—		(18)	(283)	(598)	(1,235)
Amounts reclassified from accumulated other comprehensive loss	—	—	(75)	(1)	51	(1)	—	—	(75)	51
Net-current period other comprehensive income (loss)	(580)	(952)	(75)		51		(18)	(283)	(673)	(1,184)
Ending balance	$310	$(369)	$(1,716)		$(2,433)		$(1,430)	$(1,512)	$(2,836)	$(4,314)

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2021 and 2020.

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

The Company’s cash equivalents and short-term marketable securities are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at March 31, 2021, and December 31, 2020, was as follows:

	Fair Value Measurement at
	March 31, 2021
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Corporate securities	$126,085	$—	$126,085
Commercial paper	297,727	—	297,727
Money market funds	13,170	13,170	—
Total	$436,982	$13,170	$423,812

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

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2021, and the twelve months ended December 31, 2020.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2021, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$1,999	$—	$—	$1,999
Corporate securities	94,676	107	—	94,783
Total	96,675	107	—	96,782
Investments due in 4-12 months:
Commercial paper	19,983	—	—	19,983
Corporate securities	31,099	203	—	31,302
Total	51,082	203	—	51,285
Total marketable securities	$147,757	$310	$—	$148,067

Accrued interest receivable was $1.2 million at March 31, 2021 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2021, and March 31, 2020:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cost of revenues	$631	$396
Research and development	2,391	2,109
Sales and marketing	1,614	1,392
General and administrative	3,844	2,813
Total stock-based compensation expense	$8,480	$6,710

Stock-based compensation expense in the three months ended March 31, 2021, was approximately $8.5 million, comprising approximately $5.3 million related to restricted stock unit (RSU) awards, $2.7 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.5 million related to the Company’s employee stock purchase plan.

In the three months ended March 31, 2020, stock-based compensation expense was approximately $6.7 million, comprising approximately $5.0 million related to RSUs, $1.3 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan.

Stock Options

A summary of stock options outstanding as of March 31, 2021, and activity during the three months then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at January 1, 2021	92	$20.63
Granted	—	—
Exercised	(33)	$19.15
Forfeited or expired	—	—
Outstanding at March 31, 2021	59	$21.44	1.1	$3,568
Vested and exercisable at March 31, 2021	59		1.1	$3,568

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

In January 2021, it was determined that approximately 150,000 shares subject to the PSUs granted in 2020 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2021.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PSUs outstanding as of March 31, 2021, and activity during the three months then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	150	$46.27
Granted	57	$84.05
Vested	(150)	$46.27
Forfeited	—	—
Outstanding at March 31, 2021	57	$84.05	0.75	$4,682
Outstanding and expected to vest at March 31, 2021	57		0.75	$4,682

PRSU Awards

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU program’s established performance targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2019 were based on the Company’s annual revenue growth, while the PRSUs granted in 2020 and 2021 were based on the Company’s compound annual growth rate (“CAGR”) of revenue as measured against the revenue CAGR of the analog semiconductor industry, in each case over the respective three-year performance period. Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In January 2021 it was determined that approximately 6,000 shares subject to the PRSUs granted in 2018 vested in aggregate; the shares were released to the Company’s executives in the first quarter of 2021.

A summary of PRSUs outstanding as of March 31, 2021, and activity during the three months then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	301	$41.90
Granted	97	$83.01
Vested	(6)	$29.95
Forfeited	(15)	$40.05
Outstanding at March 31, 2021	377	$52.75	1.65	$30,737
Outstanding and expected to vest at March 31, 2021	377		1.65	$30,737

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards

A summary of RSUs outstanding as of March 31, 2021, and activity during the three months then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	1,518	$35.51
Granted	89	$82.50
Vested	(209)	$34.57
Forfeited	(39)	$35.73
Outstanding at March 31, 2021	1,359	$38.72	1.83	$110,731
Outstanding and expected to vest at March 31, 2021	1,273		1.38	$103,716

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

Customer Concentration

The Company’s top ten customers accounted for approximately 79% of net revenues for the three months ended March 31, 2021, and approximately 55% in the corresponding period of 2020. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $134.2 million in the three months ended March 31, 2021, and $83.5 million for the corresponding period of 2020. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2021	2020
Avnet	31%	11%
Honestar Technologies Co., Ltd.	18%	*
Powertech Distribution Ltd.	*	11%

*	Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021, and December 31, 2020, 86% and 90%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customers represented 10% or more of accounts receivable:

	March 31,	December 31,
Customer	2021	2020
Avnet	58%	50%
Powertech Distribution Ltd.	*	10%

*   Total customer accounts receivable was less than 10% of accounts receivable.

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three months ended March 31, 2021, and March 31, 2020, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
United States of America	$4,100	$2,713
Hong Kong/China	118,730	60,413
Taiwan	6,442	6,479
Korea	12,489	10,357
Western Europe (excluding Germany)	7,130	10,035
Japan	4,647	3,905
Germany	7,006	5,567
Other	13,193	10,195
Total net revenues	$173,737	$109,664

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Beginning balance	59,910	58,862
Common stock issued under employee stock plans	453	568
Repurchased	—	(48)
Ending balance	60,363	59,382

In July 2020, the Company’s board of directors approved a two-for-one stock split in the form of a stock dividend, payable on August 18, 2020, to stockholders of record as of the close of business on August 14, 2020. The Company’s stockholders received one additional share of common stock for each share of common stock held on August 14, 2020. The share and per share information for all periods presented in this Form 10-Q reflects the effect of the stock split.

Common Stock Repurchases

The Company did not repurchase any common stock during the three months ended March 31, 2021. As of March 31, 2021, the Company had approximately $41.3 million remaining under its current repurchase program, which has no expiration date. In April 2021, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends

In October 2019, the Company’s board of directors declared four quarterly cash dividends of $0.095 per share to be paid to stockholders of record at the end of each quarter in 2020. In April 2020, the Company’s board of directors raised the cash dividends with the declaration of three cash dividends of $0.105 per share (in lieu of the $0.095 per share previously announced in October 2019) to be paid to stockholders of record at the end of each of the second, third and fourth quarter in 2020. In July 2020, the Company’s board of directors raised the cash dividends further with the declaration of two cash dividends of $0.11 per share (in lieu of the $0.105 per share announced in April 2020) to be paid to stockholders of record at the end of each of the third and fourth quarter in 2020.

In January 2021, the Company’s board of directors raised the quarterly cash dividend by an additional $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021.

For the three months ended March 31, 2021, and 2020, cash dividends declared and paid were as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
Dividends declared and paid	$7,845	$5,644
Dividends declared per common share	$0.13	$0.095

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
Basic earnings per share:
Net income	$39,798	$15,886
Weighted-average common shares	60,184	59,204
Basic earnings per share	$0.66	$0.27
Diluted earnings per share: (1)
Net income	$39,798	$15,886
Weighted-average common shares	60,184	59,204
Effect of dilutive awards:
Employee stock plans	1,267	1,064
Diluted weighted-average common shares	61,451	60,268
Diluted earnings per share	$0.65	$0.26

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2021 and 2020 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three months ended March 31, 2021 and 2020, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2020, the Company’s board of directors approved a two-for-one stock split in the form of a stock dividend to stockholders of record as of the close of business on August 14, 2020. Refer to Note 8, Stockholders’ Equity, for additional information. The share and per share information for all periods presented in this Form 10-Q reflects the effect of the stock split.

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

The Company’s effective tax rates for the three months ended March 31, 2021 and 2020, were 2.4% and 5.8%, respectively. In the three months ended March 31, 2021 and 2020, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. Additionally, in the three months ended March 31, 2021, the Company’s effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of March 31, 2021, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

11. COMMITMENTS:

Supplier Agreements

Under the terms of the Company’s wafer-supply agreements with Seiko Epson Corporation ("Epson"), and ROHM Lapis Semiconductor Co., Ltd. ("Lapis") the wafers purchased from these suppliers are priced in U.S. dollars, with mutual sharing of the impact of fluctuations in the exchange rate between the Japanese yen and the U.S. dollar on future purchases. Each year, the Company’s management and these two suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers on future purchases.

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

On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging that the Company infringed one patent pertaining to transistor switch devices and seeking damages for the alleged infringement. The Company filed a motion to transfer the case to the Northern District of California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. The Court of Appeals affirmed the original findings and the reduced damages award, but the Company believes Opticurrent made key disclaimers during reexamination proceedings after the original trial, giving rise to a motion to set aside the original judgment in view of a disclaimer, an issue that is currently on appeal to the Federal Circuit. Briefing on the Company’s appeal is expected to take place over the coming months, with oral argument and a ruling thereafter. The District Court has issued an order staying execution on the original judgment pending the Company’s appeal. As such, the Company continues to believe it has strong defenses, and intends to continue to vigorously defend itself against Opticurrent’s claims.

On June 19, 2019, Opticurrent, LLC filed a follow-on lawsuit in the United States District Court for the Northern District of California accusing more of the Company’s products of infringement and seeking damages for the alleged infringement of the same claim of the same patent asserted in the parties’ prior litigation, as described above. Limited discovery has taken place, but proceedings are currently stayed, and no schedule has yet been set for expert discovery, dispositive motions, or trial. The Company believes it has strong defenses, independent of the issue on appeal in the first case, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow if necessary.

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement initially went forward separately in their lawsuit against the Company’s customers in the District of Delaware, but the Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene in CogniPower’s customer lawsuit on February 1, 2021. Fact discovery is now under way, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 5, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Our products bring a number of important benefits to the power-conversion market compared with less advanced alternatives, including reduced component count and design complexity, smaller size, higher reliability and reduced time-to-market. Our products also reduce the energy consumption of power converters during normal use and in “standby” operation, when the end product is not in use. In addition to the environmental benefits of reduced energy usage, our energy-saving technologies provide a number of benefits to our customers; these include helping them meet the increasingly stringent efficiency standards now in effect for many electronic products, and enabling the elimination of bulky heatsinks used to dissipate heat produced by wasted electricity.

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

●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (SAM) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to more than $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of ICs, broadening the range of gate-driver applications we can address, and in 2018 we introduced our BridgeSwitch™ motor-driver ICs, addressing BLDC motors, as described above. We have recently introduced a series of automotive-qualified versions of our products, including SCALE-iDriver, InnoSwitchTM and LinkSwitch™ ICs, targeting the EV market; we expect to introduce additional products targeting EVs in the future, and expect automotive applications to become a significant portion of our SAM over time.

Also contributing to our SAM expansion has been the emergence of new applications within the power ranges that our products can address. For example, applications such as “smart” utility meters, battery-powered lawn equipment and bicycles, and USB power receptacles (often installed alongside traditional AC wall outlets) can incorporate our products. The increased use of electronic intelligence and connectivity in consumer appliances has also enhanced our SAM. Finally, we have enhanced our SAM through the development of new technologies that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. In 2019, we began incorporating proprietary gallium-nitride (GaN) transistors in some products, enabling a higher level of energy efficiency than ICs with traditional silicon transistors.

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

Recent Results

Our net revenues were $173.7 million and $109.7 million in the three months ended March 31, 2021 and 2020, respectively. The increase in revenues reflects the strong demand conditions currently prevalent across the semiconductor industry. While all of our end-market categories exhibited strong growth, revenues from the communications and computer end markets nearly tripled collectively as a result of growing demand for advanced chargers for mobile phones and tablets and our market-share gains in these applications. Also contributing to the growth in the computer category was increased sales for desktop computers and monitors reflecting the ongoing work-from-home and learn-from-home trends precipitated by the pandemic.

Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 79% of net revenues in the three months ended March 31, 2021, and 55% of net revenues in the corresponding period of 2020. In the three months ended March 31, 2021, two customers, distributors of our products, accounted for 31% and 18% of our net revenues, respectively. In the three months ended March 31, 2020, two customers, distributors of our products, each accounted for 11% of our net revenues. International sales accounted for 98% of our net revenues in each of the three months ended March 31, 2021, and 2020.

Our gross margin was 48.6% and 51.5% in the three months ended March 31, 2021 and 2020, respectively. The decrease in gross margin was due to an unfavorable change in end-market mix with a greater amount of revenues coming from lower-margin end markets.

Total operating expenses were $44.2 million and $41.4 million in the three months ended March 31, 2021 and 2020, respectively. The increase in operating expenses was due primarily to higher salary and related expenses driven by increased headcount and annual merit increases, as well as higher stock-based compensation expense related to performance-based awards.

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

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, in early 2020, the pandemic caused some disruptions in our supply chain. While our supply of wafers from our foundry partners was not interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines caused temporary shutdowns at our assembly and test sub-contractors in those countries; all of the affected sub-contractors had resumed operations by the end of 2020. While these disruptions resulted in delayed shipments to some customers early in 2020, our results were not materially affected due to a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods, safety stocks of certain key inputs, and multiple sources for components for most of our products.

Despite the economic downturn stemming from the pandemic, demand for goods incorporating our products is strong. While the future trajectory of demand is uncertain, we believe our business is fundamentally sound with strong, long-term growth prospects. We have increased headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock repurchase programs; however, if the economy deteriorates more than we expect or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 5, 2021.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	March 31,
	2021	2020
Net revenues	100.0%	100.0%
Cost of revenues	51.4	48.5
Gross profit	48.6	51.5
Operating expenses:
Research and development	11.5	17.4
Sales and marketing	8.1	12.3
General and administrative	5.8	8.0
Total operating expenses	25.4	37.7
Income from operations	23.2	13.8
Other income	0.3	1.6
Income before income taxes	23.5	15.4
Provision for income taxes	0.6	0.9
Net income	22.9%	14.5%

Comparison of the Three Months Ended March 31, 2021 and 2020

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2021 and 2020 were $173.7 million and $109.7 million, respectively. The increase in revenues reflects the strong demand conditions currently prevalent across the semiconductor industry. While all of our end-market categories exhibited strong growth, revenues from the communications and computer end markets nearly tripled collectively as a result of growing demand for advanced chargers for mobile phones and tablets and our market-share gains in these applications. Also contributing to the growth in the computer category was increased sales for desktop computers and monitors reflecting the ongoing work-from-home and learn-from-home trends precipitated by the pandemic.

Our revenue mix by end market for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
End Market	2021	2020
Communications	38%	22%
Computer	8%	4%
Consumer	29%	41%
Industrial	25%	33%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $169.6 million and $107.0 million in the three months ended March 31, 2021 and 2020, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 85% and 75% of our net revenues in the three months ended March 31, 2021 and 2020 respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 77% and 76% of net revenues in the three months ended March 31, 2021 and 2020. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2021	2020
Avnet	31%	11%
Honestar Technologies Co., Ltd.	18%	*
Powertech Distribution Ltd.	*	11%
*	Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Net revenues	$173.7	$109.7
Gross profit	$84.4	$56.5
Gross margin	48.6%	51.5%

The increase in gross profit was due to the increase in revenues. The decrease in gross margin was due primarily to an unfavorable change in end-market mix with a greater percentage of revenues coming from lower-margin end markets.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Net revenues	$173.7	$109.7
R&D expenses	$20.0	$19.2
Percentage of net revenues	11.5%	17.4%

The increase in R&D expenses was due primarily to higher salary and related expenses driven by increased headcount and annual merit increases, as well as higher stock-based compensation expense related to performance-based awards.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Net revenues	$173.7	$109.7
Sales and marketing expenses	$14.1	$13.5
Percentage of net revenues	8.1%	12.3%

The increase in S&M expenses was due primarily by increased commission expense driven by increased sales, higher salary and related expenses stemming from annual merit increases, and higher stock-based compensation expense primarily related to performance-based awards. These factors were partially offset by lower travel expenses resulting from restrictions associated with the COVID-19 pandemic that went into effect at the end of the first quarter of 2020.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Net revenues	$173.7	$109.7
G&A expenses	$10.1	$8.8
Percentage of net revenues	5.8%	8.0%

The increase in G&A expenses was due primarily to higher stock-based compensation expense related to performance-based awards and higher salary and related expenses stemming from annual merit increases.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Net revenues	$173.7	$109.7
Other income	$0.6	$1.8
Percentage of net revenues	0.3%	1.6%

Other income decreased due primarily to lower interest income, as lower yields on our cash and investments more than offset the impact of higher cash and investment balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Income before income taxes	$40.8	$16.9
Provision for income taxes	$1.0	$1.0
Effective tax rate	2.4%	5.8%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three months ended March 31, 2021 and 2020 were 2.4% and 5.8%, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based payments. Additionally, in the three months ended March 31, 2021, our effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of March 31, 2021, we had $491.3 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $42.1 million from $449.2 million as of December 31, 2020. As of March 31, 2021, we had working capital, defined as current assets less current liabilities, of $579.8 million, an increase of approximately $41.1 million from $538.7 million as of December 31, 2020.

We have a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of March 31, 2021.

Cash From Operating Activities

Operating activities generated cash of $58.1 million in the three months ended March 31, 2021. Net income for this period was $39.8 million; we also incurred non-cash stock-based compensation expense, depreciation, deferred income taxes, and amortization of $8.5 million, $7.5 million, $1.4 million and $1.0 million, respectively. Sources of cash also included a $12.4 million decrease in inventory reflecting strong demand for the period and a $3.3 million increase in accounts payable (excluding payables related to property and equipment) due to the timing of payments. These sources of cash were partially offset by $6.3 million decrease in taxes payable and accrued liabilities, a $6.3 million increase in accounts receivable due to increased customer shipments, and a $3.3 million increase in prepaid expense and other assets, primarily due to prepaid insurances and income taxes.

Operating activities generated cash of $26.4 million in the three months ended March 31, 2020. Net income for this period was $15.9 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $6.7 million, $5.5 million, $1.1 million and $1.1 million, respectively. Sources of cash also included an $8.8 million increase in accounts payable (excluding payables related to property and equipment) due primarily to the timing of payments and a $3.8 million decrease in accounts receivable due to the timing of cash receipts. These sources of cash were partially offset by a $6.3 million increase in inventories in order to support future demand, a $6.3 million decrease in taxes payable and accrued liabilities, primarily due to the timing of payroll related liabilities and a $4.0 million increase in prepaid expenses and other assets, primarily driven by prepaid taxes, advances to suppliers and interest receivable on marketable securities.

Cash From Investing Activities

Our investing activities provided $30.5 million of cash in the three months ended March 31, 2021, primarily consisting of $41.5 million from sales and maturities of marketable securities, net of purchases, offset by $11.1 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of a new office building in Switzerland. Our investing activities in the three months ended March 31, 2020, resulted in an $12.5 million net use of cash, primarily consisting of $11.6 million for purchases of property and equipment, primarily production-related machinery and equipment, and $0.9 million for purchases of marketable securities, net of sales and maturities.

Cash From Financing Activities

Our financing activities in the three months ended March 31, 2021, resulted in an $4.2 million net use of cash, consisting of $7.8 million for the payment of dividends to stockholders, partially offset by $3.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the three months ended March 31, 2020, resulted in a $2.1 million net use of cash, consisting of $5.6 million for the payment of dividends to stockholders and $2.0 million for the repurchase of our common stock. These uses of cash were offset in part by $5.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Dividends

In October 2019, our board of directors declared four quarterly cash dividends of $0.095 per share to be paid to stockholders of record at the end of each quarter in 2020. In April 2020, our board of directors raised the cash dividend with the declaration of three cash dividends of $0.105 per share (in lieu of the $0.095 per share previously announced) to be paid to stockholders of record at the end of each of the second, third and fourth quarters in 2020. In July 2020, our board of directors raised the cash dividends further with the declaration of two cash dividends of $0.11 per share (in lieu of the $0.105 per share announced in April 2020) to be paid to stockholders of record at the end of each of the third and fourth quarter in 2020. In January 2021, our board of directors raised the quarterly cash dividend by an additional $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. A dividends payout of $7.8 million occurred on March 31, 2021. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

We did not repurchase any of our common stock during the three months ended March 31, 2021. As of March 31, 2021, we had approximately $41.3 million remaining under our stock-repurchase program, which has no expiration date. In April 2021, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of March 31, 2021, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $19.9 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of March 31, 2021, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of March 31, 2021, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

Off-Balance-Sheet Arrangements

As of March 31, 2021, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2021, and December 31, 2020, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2021, or December 31, 2020, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of March 31, 2021, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2021, and December 31, 2020, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of the date of this filing, the risk factors have not changed substantively from those disclosed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020, which risk factors are incorporated by reference in this report.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
10.1	2021 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/5/2021
10.2†

Amendment Number Twelve to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of September 17, 2020

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

†	Portions of this exhibit (indicated by asterisks) have been omitted as being immaterial and is the type of information that Power Integrations, Inc. treats as private or confidential.
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

POWER INTEGRATIONS, INC.

Dated:	April 29, 2021	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)