Form 10-Q
period 2021-06-30
POWER INTEGRATIONS INC
filed 2021-07-29
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 26, 2021
Common Stock, $0.001 par value	60,290,603

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$297,481	$258,874
Short-term marketable securities	217,777	190,318
Accounts receivable, net	41,352	35,910
Inventories	89,643	102,878
Prepaid expenses and other current assets	21,292	13,252
Total current assets	667,545	601,232
PROPERTY AND EQUIPMENT, net	167,079	166,188
INTANGIBLE ASSETS, net	10,601	12,506
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	2,072	3,339
OTHER ASSETS	28,703	28,225
Total assets	$967,849	$903,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,898	$34,712
Accrued payroll and related expenses	16,652	14,806
Taxes payable	989	902
Other accrued liabilities	8,727	12,106
Total current liabilities	68,266	62,526
LONG-TERM INCOME TAXES PAYABLE	14,340	15,588
OTHER LIABILITIES	14,899	14,814
Total liabilities	97,505	92,928
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	185,878	190,920
Accumulated other comprehensive loss	(3,155)	(2,163)
Retained earnings	687,593	621,626
Total stockholders’ equity	870,344	810,411
Total liabilities and stockholders’ equity	$967,849	$903,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
NET REVENUES	$180,110	$106,832	$353,847	$216,496
COST OF REVENUES	88,797	53,296	178,123	106,480
GROSS PROFIT	91,313	53,536	175,724	110,016

OPERATING EXPENSES:
Research and development	21,741	19,770	41,768	38,922
Sales and marketing	15,290	13,037	29,413	26,510
General and administrative	9,306	7,804	19,381	16,565
Total operating expenses	46,337	40,611	90,562	81,997
INCOME FROM OPERATIONS	44,976	12,925	85,162	28,019
OTHER INCOME	173	1,480	770	3,257
INCOME BEFORE INCOME TAXES	45,149	14,405	85,932	31,276
PROVISION FOR INCOME TAXES	3,268	1,213	4,253	2,198
NET INCOME	$41,881	$13,192	$81,679	$29,078

EARNINGS PER SHARE:
Basic	$0.69	$0.22	$1.35	$0.49
Diluted	$0.68	$0.22	$1.33	$0.48

SHARES USED IN PER SHARE CALCULATION:
Basic	60,544	59,712	60,366	59,458
Diluted	61,466	60,624	61,481	60,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. The Earnings Per Share and Shares Used in Per Share Calculation information presented above reflects the effect of the August 2020 two-for-one stock split. Refer to Note 9, Earnings Per Share, in this Form 10-Q for details.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income	$41,881	$13,192	$81,679	$29,078
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2021 and 2020	(40)	(30)	(58)	(313)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and six months ended June 30, 2021 and 2020	(331)	2,566	(911)	1,614
Amortization of defined benefit pension items, net of tax of $6 and $141 in the three and six months ended June 30, 2021, respectively, and $24 and $55 in the three and six months ended June 30, 2020, respectively	52	58	(23)	109
Total other comprehensive income (loss)	(319)	2,594	(992)	1,410
TOTAL COMPREHENSIVE INCOME	$41,562	$15,786	$80,687	$30,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Common stock
Beginning balance	$29	$28	$28	$28
Common stock issued under employee stock plans	—	—	1	—
Repurchase of common stock	(1)	—	(1)	—
Ending balance	28	28	28	28

Additional paid-in capital
Beginning balance	203,051	162,343	190,920	152,117
Common stock issued under employee stock plans	—	769	3,651	6,298
Repurchase of common stock	(26,373)	(623)	(26,373)	(2,636)
Stock-based compensation	9,200	5,981	17,680	12,691
Ending balance	185,878	168,470	185,878	168,470

Accumulated other comprehensive loss
Beginning balance	(2,836)	(4,314)	(2,163)	(3,130)
Other comprehensive income (loss)	(319)	2,594	(992)	1,410
Ending balance	(3,155)	(1,720)	(3,155)	(1,720)

Retained earnings
Beginning balance	653,579	585,773	621,626	575,531
Net income	41,881	13,192	81,679	29,078
Payment of dividends to stockholders	(7,867)	(6,271)	(15,712)	(11,915)
Ending balance	687,593	592,694	687,593	592,694

Total stockholders’ equity	$870,344	$759,472	$870,344	$759,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,679	$29,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,274	11,069
Amortization of intangibles	1,905	2,207
Loss on disposal of property and equipment	38	292
Stock-based compensation expense	17,680	12,691
Amortization of premium on marketable securities	300	321
Deferred income taxes	1,182	1,279
Increase (decrease) in accounts receivable allowance for credit losses	91	(154)
Change in operating assets and liabilities:
Accounts receivable	(5,533)	11,556
Inventories	13,235	(13,583)
Prepaid expenses and other assets	(4,501)	4,092
Accounts payable	8,053	5,861
Taxes payable and accrued liabilities	(4,433)	(1,665)
Net cash provided by operating activities	124,970	63,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,294)	(21,622)
Proceeds from sale of property and equipment	35	331
Purchases of marketable securities	(188,753)	(19,827)
Proceeds from sales and maturities of marketable securities	160,083	58,962
Net cash provided by (used in) investing activities	(47,929)	17,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	3,652	6,298
Repurchase of common stock	(26,374)	(2,636)
Payments of dividends to stockholders	(15,712)	(11,915)
Net cash used in financing activities	(38,434)	(8,253)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,607	72,635
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	258,874	178,690
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$297,481	$251,325

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$5,070	$13,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$10,084	$(2,155)

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	June 30,	December 31,
(In thousands)	2021	2020
Accounts receivable trade	$78,759	$66,703
Allowance for ship and debit	(33,738)	(26,435)
Allowance for stock rotation and rebate	(3,151)	(3,931)
Allowance for credit losses	(518)	(427)
Total	$41,352	$35,910

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$(425)	$(609)	$(427)	$(763)
Provision for credit loss expense	(360)	—	(577)	—
Receivables written off	—	—	—	154
Recoveries collected	267	—	486	—
Ending balance	$(518)	$(609)	$(518)	$(609)

Inventories

	June 30,	December 31,
(In thousands)	2021	2020
Raw materials	$23,285	$32,131
Work-in-process	35,488	39,469
Finished goods	30,870	31,278
Total	$89,643	$102,878

Intangible Assets

	June 30, 2021			December 31, 2020
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(30,500)	7,460	37,960	(29,126)	8,834
Customer relationships	16,700	(16,095)	605	16,700	(15,687)	1,013
Technology licenses	1,926	(651)	1,275	1,926	(528)	1,398
Total intangible assets	$57,847	$(47,246)	$10,601	$57,847	$(45,341)	$12,506

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2021, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2021 (remaining six months)	$1,589
2022	2,415
2023	2,173
2024	1,279
2025	832
Thereafter	1,052
Total	$9,340

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2021	2020	2021		2020		2021	2020	2021	2020
Beginning balance	$310	$(369)	$(1,716)		$(2,433)		$(1,430)	$(1,512)	$(2,836)	$(4,314)
Other comprehensive income (loss) before reclassifications	(331)	2,566	—		—		(40)	(30)	(371)	2,536
Amounts reclassified from accumulated other comprehensive loss	—	—	52	(1)	58	(1)	—	—	52	58
Net-current period other comprehensive income (loss)	(331)	2,566	52		58		(40)	(30)	(319)	2,594
Ending balance	$(21)	$2,197	$(1,664)		$(2,375)		$(1,470)	$(1,542)	$(3,155)	$(1,720)

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2021 and 2020.

	Unrealized Gains
	and Losses on		Defined Benefit Pension				Foreign Currency
	Marketable Securities		Items				Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2021	2020	2021		2020		2021	2020	2021	2020
Beginning balance	$890	$583	$(1,641)		$(2,484)		$(1,412)	$(1,229)	$(2,163)	$(3,130)
Other comprehensive income (loss) before reclassifications	(911)	1,614	—		—		(58)	(313)	(969)	1,301
Amounts reclassified from accumulated other comprehensive loss	—	—	(23)	(1)	109	(1)	—	—	(23)	109
Net-current period other comprehensive income (loss)	(911)	1,614	(23)		109		(58)	(313)	(992)	1,410
Ending balance	$(21)	$2,197	$(1,664)		$(2,375)		$(1,470)	$(1,542)	$(3,155)	$(1,720)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2021 and 2020.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at June 30, 2021, and December 31, 2020, was as follows:

	Fair Value Measurement at
	June 30, 2021
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$341,013	$—	$341,013
Corporate securities	107,780	—	107,780
Money market funds	1,865	1,865	—
Total	$450,658	$1,865	$448,793

	Fair Value Measurement at
	December 31, 2020
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Corporate securities	$146,658	$—	$146,658
Commercial paper	253,855	—	253,855
Money market funds	1,634	1,634	—
Total	$402,147	$1,634	$400,513

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2021, and the twelve months ended December 31, 2020.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2021, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$77,195	$—	$—	$77,195
Corporate securities	23,948	46	(6)	23,988
Total	101,143	46	(6)	101,183
Investments due in 4-12 months:
Commercial paper	34,306	—	—	34,306
Corporate securities	20,675	47	(5)	20,717
Total	54,981	47	(5)	55,023
Investments due in 12 months or greater:
Corporate securities	61,674	—	(103)	61,571
Total	61,674	—	(103)	61,571
Total marketable securities	$217,798	$93	$(114)	$217,777

Accrued interest receivable was $0.6 million at June 30, 2021 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at June 30, 2021:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$69,194	$(114)	$—	$—	$69,194	$(114)
Total marketable securities	$69,194	$(114)	$—	$—	$69,194	$(114)

In the three and six months ended June 30, 2021 and 2020, no unrealized losses on marketable securities were recognized in income.

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

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Cost of revenues	$640	$252	$1,271	$648
Research and development	3,159	2,351	5,550	4,460
Sales and marketing	1,725	1,258	3,339	2,650
General and administrative	3,676	2,120	7,520	4,933
Total stock-based compensation expense	$9,200	$5,981	$17,680	$12,691

Stock-based compensation expense in the three months ended June 30, 2021, was approximately $9.2 million, comprising approximately $4.7 million related to restricted stock unit (RSU) awards, $4.0 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.5 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2021, was approximately $17.7 million, comprising approximately $10.0 million related to RSUs, $6.7 million related to PSUs and PRSUs and $1.0 million related to the Company’s employee stock purchase plan.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense in the three months ended June 30, 2020, was approximately $6.0 million, comprising approximately $4.5 million related to RSUs, $1.1 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2020, was approximately $12.7 million, comprising approximately $9.5 million related to RSUs, $2.4 million related to PSUs and PRSUs and $0.8 million related to the Company’s employee stock purchase plan.

Stock Options

A summary of stock options outstanding as of June 30, 2021, and activity during the six months then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at January 1, 2021	92	$20.63
Granted	—	—
Exercised	(33)	$19.15
Forfeited or expired	—	—
Outstanding at June 30, 2021	59	$21.44	0.85	$3,602
Vested and exercisable at June 30, 2021	59		0.85	$3,602

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

A summary of PSUs outstanding as of June 30, 2021, and activity during the six months ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	150	$46.27
Granted	100	$84.45
Vested	(150)	$46.27
Forfeited	—	—
Outstanding at June 30, 2021	100	$84.45	0.50	$8,228
Outstanding and expected to vest at June 30, 2021	100		0.50	$8,228

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of PRSUs outstanding as of June 30, 2021, and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	301	$41.90
Granted	97	$83.00
Vested	(6)	$29.95
Forfeited	(15)	$40.05
Outstanding at June 30, 2021	377	$52.75	1.40	$30,956
Outstanding and expected to vest at June 30, 2021	377		1.40	$30,956

RSU Awards

A summary of RSUs outstanding as of June 30, 2021, and activity during the six months then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	1,518	$35.51
Granted	227	$82.94
Vested	(524)	$34.53
Forfeited	(71)	$36.41
Outstanding at June 30, 2021	1,150	$45.29	1.70	$94,342
Outstanding and expected to vest at June 30, 2021	1,064		1.65	$87,279

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Concentration

The Company’s top ten customers accounted for approximately 80% of net revenues in both the three and six months ended June 30, 2021, and approximately 59% and 56%, respectively, of net revenues in the corresponding periods of 2020. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $136.4 million and $270.7 million in the three and six months ended June 30, 2021, respectively, and $87.3 million and $170.8 million, respectively, for the corresponding periods of 2020. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2021	2020	2021	2020
Avnet	29%	13%	30%	12%
Honestar Technologies Co., Ltd.	19%	*	19%	*

*	Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021, and December 31, 2020, 84% and 90%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable:

	June 30,	December 31,
Customer	2021	2020
Avnet	46%	50%
Powertech Distribution Ltd.	*	10%

*   Total customer accounts receivable was less than 10% of accounts receivable.

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
United States of America	$3,819	$2,935	$7,919	$5,648
Hong Kong/China	122,123	65,680	240,853	126,093
Taiwan	6,361	7,199	12,803	13,678
Korea	13,705	7,284	26,194	17,641
Western Europe (excluding Germany)	8,720	7,995	15,850	18,030
Japan	5,152	4,398	9,799	8,303
Germany	7,656	5,847	14,662	11,414
Other	12,574	5,494	25,767	15,689
Total net revenues	$180,110	$106,832	$353,847	$216,496

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	60,363	59,382	59,910	58,862
Common stock issued under employee stock plans	316	386	769	954
Repurchased	(335)	(16)	(335)	(64)
Ending balance	60,344	59,752	60,344	59,752

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

Common Stock Repurchases

As of December 31, 2020, the Company had approximately $41.3 million remaining under its stock-repurchase program. In April 2021, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2021 the Company purchased approximately 335,000 shares for approximately $26.4 million. As of June 30, 2021, the Company had approximately $64.9 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

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

For the three and six months ended June 30, 2021 and 2020, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Dividends declared and paid	$7,867	$6,271	$15,712	$11,915
Dividends declared per common share	$0.13	$0.105	$0.26	$0.20

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Basic earnings per share:
Net income	$41,881	$13,192	$81,679	$29,078
Weighted-average common shares	60,544	59,712	60,366	59,458
Basic earnings per share	$0.69	$0.22	$1.35	$0.49
Diluted earnings per share: (1)
Net income	$41,881	$13,192	$81,679	$29,078
Weighted-average common shares	60,544	59,712	60,366	59,458
Effect of dilutive awards:
Employee stock plans	922	912	1,115	1,006
Diluted weighted-average common shares	61,466	60,624	61,481	60,464
Diluted earnings per share	$0.68	$0.22	$1.33	$0.48

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2021 and 2020 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three months ended June 30, 2021, approximately 134,000 stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share, no outstanding stock awards were determined to be anti-dilutive in the comparable period of 2020. In the six months ended June 30, 2021 and 2020, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

The Company’s effective tax rates for the three and six months ended June 30, 2021, were 7.2% and 4.9%, respectively, and 8.4% and 7.0%, respectively, in the corresponding periods of 2020. In the three and six months ended June 30, 2021 and 2020, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. Additionally, in the six months ended June 30, 2021, the Company’s effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of June 30, 2021, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging that the Company infringed one patent pertaining to transistor switch devices and seeking damages for the alleged infringement. The Company filed a motion to transfer the case to the Northern District of California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. The Court of Appeals affirmed the original findings and the reduced damages award, but the Company believes Opticurrent made key disclaimers during reexamination proceedings after the original trial, giving rise to a motion to set aside the original judgment in view of a disclaimer, an issue that is currently on appeal to the Federal Circuit. Briefing on the Company’s appeal is completed, with oral argument expected to take place in the coming months and a ruling thereafter. The District Court has issued an order staying execution on the original judgment pending the Company’s appeal, and the Federal Circuit rejected Opticurrent’s

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

challenge to the order staying execution pending appeal. As such, the Company continues to believe it has strong defenses, and intends to continue to vigorously defend itself against Opticurrent’s claims.

On June 19, 2019, Opticurrent, LLC filed a follow-on lawsuit in the United States District Court for the Northern District of California accusing more of the Company’s products of infringement and seeking damages for the alleged infringement of the same claim of the same patent asserted in the parties’ prior litigation, as described above. Limited discovery has taken place, but proceedings are currently stayed for all but written discovery, and no schedule has yet been set for expert discovery, dispositive motions, or trial. The Company believes it has strong defenses, independent of the issue on appeal in the first case, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow if necessary.

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement initially went forward separately in their lawsuit against the Company’s customers in the District of Delaware, but the Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene in CogniPower’s customer lawsuit on February 1, 2021. Fact discovery is now under way, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary. Moreover, given the United States Patent and Trademark Office’s institution of inter partes review (IPR) proceedings against every independent claim CogniPower asserted in the litigation, the parties have agreed to stay the associated District Court litigation pending resolution of the IPRs.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

Recent Results

Our net revenues were $180.1 million and $106.8 million for the three months ended June 30, 2021 and 2020, respectively, and $353.8 million and $216.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase in revenues reflects the strong demand conditions currently prevalent across the semiconductor industry, as well as market-share gains for our products in a broad range of applications. All of our end-market categories exhibited strong growth, led by the communications and computer markets, reflecting increased adoption of higher-power chargers for mobile phones and tablets, and our increased market share in these applications. Revenues from the consumer market grew as a result of strong demand for consumer appliances, as well as increased market share in appliance applications. Revenues from the industrial category increased driven by growth in a broad range of applications including home-and-building automation, battery operated tools and broad-based industrial applications.

Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 80% of net revenues in both the three and six months ended June 30, 2021, and 59% and 56% of net revenues in the corresponding periods of 2020. In the three months ended June 30, 2021, two customers, distributors of our products, accounted for 29% and 19% of our net revenues. In the six months ended June 30, 2021, the same customers accounted for 30% and 19% of our net revenues. In the three and six months ended June 30, 2020, one customer, a distributor of our products, accounted for 13% and 12% of our net revenues, respectively. International sales accounted for 98% of our net revenues in each of the three and six months ended June 30, 2021, and 97% of our net revenues in each of the corresponding periods of 2020.

Our gross margin was 50.7% and 50.1% in the three months ended June 30, 2021 and 2020, respectively, and 49.7% and 50.8% in the six months ended June 30, 2021 and 2020, respectively. The increase in gross margin in the three months ended June 30, 2021, as compared to the corresponding period of 2020, was due primarily to manufacturing efficiencies. Our gross margin decreased in the six-month period of 2021, as compared to the corresponding period of 2020, as improved manufacturing efficiencies only partially offset an unfavorable change in end-market mix as a greater amount of revenues came from lower-margin end markets.

Total operating expenses were $46.3 million and $40.6 million for the three months ended June 30, 2021 and 2020, respectively, and $90.6 million and $82.0 million for the six months ended June 30, 2021 and 2020, respectively. The increases in operating expenses for the three and six months ended June 30, 2021 as compared to the corresponding periods of 2020 were due primarily to higher salary and related expenses driven by increased headcount and annual merit increases, higher stock-based compensation expense related to performance-based awards, as well as increased materials engineering and equipment-related expenses in support of our product development efforts.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted everyday life and markets worldwide, and governments around the world have imposed restrictions aimed at controlling the spread of the virus, including shelter-in-place orders, travel restrictions, business shutdowns and border closures. Beginning March 16, 2020 our San Jose headquarters location was subject to a shelter-in-place order, under which most of our employees were required to work from home; other locations around the world have also been subject to such restrictions. With restrictions lifting and high employee-vaccination rates, we have begun a phased reopening of our San Jose headquarters; with most employees expected to return in the coming months. Some of our employees in other locations around the world have also returned to the office under a phased reopening plan. We have implemented a variety of measures to protect the health and safety of our employees, including the provision of masks, gloves and sanitizers, social-distancing rules, and regular deep cleaning of our facilities.

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, in early 2020, the pandemic caused some disruptions in our supply chain. While our supply of wafers from our foundry partners was not interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines caused temporary shutdowns at our assembly and test sub-contractors in those countries; all of the affected sub-contractors had resumed operations by the end of 2020. While these disruptions resulted in delayed shipments to some customers early in 2020, our results were not materially affected due to a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods, safety stocks of certain key inputs, and multiple sources for components for most of our products. Although there are signs of improvement in many areas around the world, the potential for new lockdowns and other mitigation efforts to deal with an increase in infection rates in certain areas remains a key risk for our supply chain and the results of our business.

Despite the economic downturn stemming from the pandemic, demand for goods incorporating our products is strong. While the future trajectory of demand is uncertain, we believe our business is fundamentally sound with strong, long-term growth prospects. We have increased headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock-repurchase programs; however, if the economy deteriorates or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.3	49.9	50.3	49.2
Gross profit	50.7	50.1	49.7	50.8
Operating expenses:
Research and development	12.1	18.5	11.8	18.0
Sales and marketing	8.5	12.2	8.3	12.2
General and administrative	5.1	7.3	5.5	7.7
Total operating expenses	25.7	38.0	25.6	37.9
Income from operations	25.0	12.1	24.1	12.9
Other income	0.1	1.4	0.2	1.5
Income before income taxes	25.1	13.5	24.3	14.4
Provision for income taxes	1.8	1.1	1.2	1.0
Net income	23.3%	12.4%	23.1%	13.4%

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2021 were $180.1 million and $353.8 million, respectively, and $106.8 million and $216.5 million, respectively, for the corresponding periods of 2020. All of our end-market categories exhibited strong growth, led by the communications and computer markets, reflecting increased adoption of higher-power chargers for mobile phones and tablets, and our increased market share in these applications. Revenues from the consumer market grew as a result of strong demand for consumer appliances, as well as increased market share in appliance applications. Revenues from the industrial category increased driven by growth in a broad range of applications including home-and-building automation, battery-operated tools and broad-based industrial applications.

Our revenue mix by end market for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2021	2020	2021	2020
Communications	35%	28%	37%	25%
Computer	8%	6%	8%	5%
Consumer	31%	31%	30%	36%
Industrial	26%	35%	25%	34%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $176.3 million and $345.9 million in the three and six months ended June 30, 2021, respectively, and $103.9 million and $210.8 million, respectively, in corresponding periods of 2020. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 85% of our net revenues in both the three and six months ended June 30, 2021, and 81% and 78%, respectively, in the corresponding periods of 2020. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 76% and 77% in the three and six months ended June 30, 2021, respectively, and 82% and 79%, respectively, in the corresponding periods of 2020. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2021	2020	2021	2020
Avnet	29%	13%	30%	12%
Honestar Technologies Co., Ltd.	19%	*	19%	*
*	Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$180.1	$106.8	$353.8	$216.5
Gross profit	$91.3	$53.5	$175.7	$110.0
Gross margin	50.7%	50.1%	49.7%	50.8%

The increase in gross margin in the three months ended June 30, 2021, as compared to the corresponding period of 2020, was due primarily to manufacturing efficiencies. Our gross margin decreased in the six-month period of 2021, as compared to the corresponding period of 2020, as improved manufacturing efficiencies only partially offset an unfavorable change end-market mix as a greater amount of revenues came from lower-margin end markets.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production.

The table below compares R&D expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$180.1	$106.8	$353.8	$216.5
R&D expenses	$21.7	$19.8	$41.8	$38.9
Percentage of net revenues	12.1%	18.5%	11.8%	18.0%

R&D expenses for the three and six months ended June 30, 2021 increased, as compared to the corresponding periods of 2020, primarily due to higher salary and related expenses driven by increased headcount and annual merit increases, higher stock-based compensation expense related to performance-based awards, and an increase in materials engineering and equipment-related expenses in support of our product development efforts.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$180.1	$106.8	$353.8	$216.5
Sales and marketing expenses	$15.3	$13.0	$29.4	$26.5
Percentage of net revenues	8.5%	12.2%	8.3%	12.2%

S&M expenses increased in the three and six months ended June 30, 2021, as compared to the corresponding periods of 2020, due primarily to increased commission expense driven by increased sales, higher salary and related expenses stemming from annual merit increases, and higher stock-based compensation expense primarily related to performance-based awards.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$180.1	$106.8	$353.8	$216.5
G&A expenses	$9.3	$7.8	$19.4	$16.6
Percentage of net revenues	5.1%	7.3%	5.5%	7.7%

G&A expenses increased for the three and six months ended June 30, 2021 due primarily to higher stock-based compensation expense related to performance-based awards.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$180.1	$106.8	$353.8	$216.5
Other income	$0.2	$1.5	$0.8	$3.3
Percentage of net revenues	0.1%	1.4%	0.2%	1.5%

Other income decreased primarily due to lower interest income, as lower yields on our cash and investments more than offset the impact of higher cash and investment balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Income before income taxes	$45.1	$14.4	$85.9	$31.3
Provision for income taxes	$3.3	$1.2	$4.3	$2.2
Effective tax rate	7.2%	8.4%	4.9%	7.0%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and six months ended June 30, 2021 were 7.2% and 4.9%, respectively, and 8.4% and 7.0%, respectively for the corresponding periods of 2020. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based payments. Additionally, in the six months ended June 30, 2021, our effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of June 30, 2021, we had $515.3 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $66.1 million from $449.2 million as of December 31, 2020. As of June 30, 2021, we had working capital, defined as current assets less current liabilities, of $599.3 million, an increase of approximately $60.6 million from $538.7 million as of December 31, 2020.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of June 30, 2021.

Cash From Operating Activities

Operating activities generated cash of $125.0 million in the six months ended June 30, 2021. Net income for this period was $81.7 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization, and deferred income taxes of $17.7 million, $15.3 million, $1.9 million, and $1.2 million, respectively. Sources of cash also included a $13.2 million decrease in inventory reflecting strong demand for the period and a $8.1 million increase in accounts payable (excluding payables related to property and equipment) due to the timing of payments. These sources of cash were partially offset by a $5.5 million increase in accounts receivable due to increased customer shipments, a $4.5 million increase in prepaid expenses and other assets, primarily due to prepaid income taxes, and a $4.4 million decrease in taxes payable and accrued liabilities.

Operating activities generated cash of $63.0 million in the six months ended June 30, 2020. Net income for this period was $29.1 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $12.7 million, $11.1 million, $2.2 million and $1.3 million, respectively. Sources of cash also included an $11.6 million decrease in accounts payable (excluding payables related to property and equipment) due primarily to the timing of payments and a $4.1 million decrease in prepaid expenses and other assets, primarily driven by taxes refunded. These sources of cash were partially offset by a $13.6 million increase in inventories in order to support future demand and a $1.7 million decrease in taxes payable and accrued liabilities.

Cash From Investing Activities

Our investing activities in the six months ended June 30, 2021, resulted in a $47.9 million net use of cash, primarily consisting of $28.7 million for the purchase of marketable securities, net of sales and maturities, and $19.3 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of a new office building in Switzerland.

Our investing activities in the six months ended June 30, 2020, provided a net $17.8 million of cash, primarily consisting of $39.1 million from sales and maturities of marketable securities, net of purchases, partially offset by $21.6 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of our office in Switzerland.

Cash From Financing Activities

Our financing activities in the six months ended June 30, 2021, resulted in a $38.4 million net use of cash, consisting of $26.4 million for the repurchase of our common stock and $15.7 million for the payment of dividends to stockholders, partially offset by $3.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Our financing activities in the six months ended June 30, 2020, resulted in an $8.3 million net use of cash, consisting of $11.9 million for the payment of dividends to stockholders and $2.6 million for the repurchase of our common stock. These uses of cash were offset in part by $6.3 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Credit Agreement

On July 27, 2016, we entered into the Credit Agreement with Wells Fargo Bank, National Association that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. We amended the Credit Agreement on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. On June 7, 2021, we signed the second amendment to the Credit Agreement to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of June 30, 2021.

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

In January 2021, our board of directors raised the quarterly cash dividend by an additional $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. Dividends payouts of $7.8 million and $7.9 million occurred on March 31, 2021 and June 30, 2021, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2020, we had approximately $41.3 million remaining under our stock-repurchasing program. In April 2021, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2021, we repurchased approximately 335,000 shares of our common stock for $26.4 million. As of June 30, 2021, we had approximately $64.9 million remaining under our stock-repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of June 30, 2021 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $20.4 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of June 30, 2021, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of June 30, 2021, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

Off-Balance-Sheet Arrangements

As of June 30, 2021, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-

for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2021, and December 31, 2020, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2021, or December 31, 2020, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of June 30, 2021, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primarily Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2021, and December 31, 2020, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of December 31, 2020, we had approximately $41.3 million available for future repurchases to be executed according to predefined price/volume guidelines. In April 2021, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, which was announced on April 29, 2021.

In the six months ended June 30, 2021, we repurchased approximately 335,000 of our shares for approximately $26.4 million. As of June 30, 2021, we had approximately $64.9 million remaining in our repurchase program, which has no expiration date.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the second quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Repurchased Under the Plans or Program
Period				(In millions)
April 1, 2021 to April 30, 2021	—	—	—	$91.3
May 1, 2021 to May 31, 2021	184,764	$77.47	184,764	$77.0
June 1, 2021 to June 30, 2021	149,931	$80.44	149,931	$64.9
Total	334,695		334,695

All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
10.1	Amended and Restated 1997 Employee Stock Purchase Plan					X
10.2	Amended and Restated 2016 Incentive Award Plan					X
10.3	Second Amendment to Credit Agreement, dated June 7, 2021, between Power Integrations, Inc. and Wells Fargo Bank, National Association					X
10.4	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. And X-FAB Semiconductor Foundries AG, effective as of April 21, 2021					X
10.5	Executive Officer Benefits Agreement, dated as of June 14, 2021, between Power Integrations, Inc. and Yang Chiah Yee					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	July 29, 2021	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)