Form 10-Q
period 2021-09-30
POWER INTEGRATIONS INC
filed 2021-10-28
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 25, 2021
Common Stock, $0.001 par value	60,331,685

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$262,435	$258,874
Short-term marketable securities	286,506	190,318
Accounts receivable, net	38,872	35,910
Inventories	91,814	102,878
Prepaid expenses and other current assets	23,720	13,252
Total current assets	703,347	601,232
PROPERTY AND EQUIPMENT, net	168,498	166,188
INTANGIBLE ASSETS, net	9,807	12,506
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	3,266	3,339
OTHER ASSETS	28,223	28,225
Total assets	$1,004,990	$903,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,390	$34,712
Accrued payroll and related expenses	14,064	14,806
Taxes payable	970	902
Other accrued liabilities	10,638	12,106
Total current liabilities	66,062	62,526
LONG-TERM INCOME TAXES PAYABLE	14,644	15,588
OTHER LIABILITIES	15,928	14,814
Total liabilities	96,634	92,928
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	189,790	190,920
Accumulated other comprehensive loss	(3,249)	(2,163)
Retained earnings	721,787	621,626
Total stockholders’ equity	908,356	810,411
Total liabilities and stockholders’ equity	$1,004,990	$903,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
NET REVENUES	$176,776	$121,129	$530,623	$337,625
COST OF REVENUES	85,037	61,560	263,160	168,040
GROSS PROFIT	91,739	59,569	267,463	169,585

OPERATING EXPENSES:
Research and development	21,137	20,868	62,905	59,790
Sales and marketing	15,624	13,658	45,037	40,168
General and administrative	9,386	10,302	28,767	26,867
Total operating expenses	46,147	44,828	136,709	126,825
INCOME FROM OPERATIONS	45,592	14,741	130,754	42,760
OTHER INCOME	206	877	976	4,134
INCOME BEFORE INCOME TAXES	45,798	15,618	131,730	46,894
PROVISION FOR INCOME TAXES	3,764	798	8,017	2,996
NET INCOME	$42,034	$14,820	$123,713	$43,898

EARNINGS PER SHARE:
Basic	$0.70	$0.25	$2.05	$0.74
Diluted	$0.69	$0.24	$2.01	$0.72

SHARES USED IN PER SHARE CALCULATION:
Basic	60,319	59,823	60,350	59,582
Diluted	61,363	60,852	61,466	60,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net income	$42,034	$14,820	$123,713	$43,898
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and nine months ended September 30, 2021 and 2020	(154)	(51)	(212)	(364)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and nine months ended September 30, 2021 and 2020	7	(633)	(904)	981
Amortization of defined benefit pension items, net of tax of $6 and $147 in the three and nine months ended September 30, 2021, respectively, and $37 and $92 in the three and nine months ended September 30, 2020, respectively	53	49	30	158
Total other comprehensive income (loss)	(94)	(635)	(1,086)	775
TOTAL COMPREHENSIVE INCOME	$41,940	$14,185	$122,627	$44,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Common stock
Beginning balance	$28	$28	$28	$28
Common stock issued under employee stock plans	—	—	1	—
Repurchase of common stock	—	—	(1)	—
Ending balance	28	28	28	28

Additional paid-in capital
Beginning balance	185,878	168,470	190,920	152,117
Common stock issued under employee stock plans	4,058	3,364	7,709	9,662
Repurchase of common stock	(9,791)	—	(36,164)	(2,636)
Stock-based compensation	9,645	9,358	27,325	22,049
Ending balance	189,790	181,192	189,790	181,192

Accumulated other comprehensive loss
Beginning balance	(3,155)	(1,720)	(2,163)	(3,130)
Other comprehensive income (loss)	(94)	(635)	(1,086)	775
Ending balance	(3,249)	(2,355)	(3,249)	(2,355)

Retained earnings
Beginning balance	687,593	592,694	621,626	575,531
Net income	42,034	14,820	123,713	43,898
Payment of dividends to stockholders	(7,840)	(6,582)	(23,552)	(18,497)
Ending balance	721,787	600,932	721,787	600,932

Total stockholders’ equity	$908,356	$779,797	$908,356	$779,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,713	$43,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,400	17,071
Amortization of intangibles	2,699	3,283
Loss on disposal of property and equipment	2,200	311
Stock-based compensation expense	27,325	22,049
Amortization of premium on marketable securities	775	525
Deferred income taxes	(12)	100
Increase in accounts receivable allowance for credit losses	17	155
Change in operating assets and liabilities:
Accounts receivable	(2,979)	(5,328)
Inventories	11,064	(14,425)
Prepaid expenses and other assets	(4,973)	6,133
Accounts payable	6,633	6,365
Taxes payable and accrued liabilities	(6,157)	(864)
Net cash provided by operating activities	183,705	79,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,305)	(35,738)
Proceeds from sale of property and equipment	35	331
Purchases of marketable securities	(381,903)	(66,066)
Proceeds from sales and maturities of marketable securities	284,036	86,995
Net cash used in investing activities	(128,137)	(14,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	7,710	9,662
Repurchase of common stock	(36,165)	(2,636)
Payments of dividends to stockholders	(23,552)	(18,497)
Net cash used in financing activities	(52,007)	(11,471)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,561	53,324
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	258,874	178,690
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$262,435	$232,014

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$4,983	$14,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$16,272	$(1,927)

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	September 30,	December 31,
(In thousands)	2021	2020
Accounts receivable trade	$91,299	$66,703
Allowance for ship and debit	(46,056)	(26,435)
Allowance for stock rotation and rebate	(5,927)	(3,931)
Allowance for credit losses	(444)	(427)
Total	$38,872	$35,910

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$(518)	$(609)	$(427)	$(763)
Provision for credit loss expense	(325)	(309)	(902)	(309)
Receivables written off	74	—	74	154
Recoveries collected	325	—	811	—
Ending balance	$(444)	$(918)	$(444)	$(918)

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

	September 30,	December 31,
(In thousands)	2021	2020
Raw materials	$27,087	$32,131
Work-in-process	36,338	39,469
Finished goods	28,389	31,278
Total	$91,814	$102,878

Intangible Assets

	September 30, 2021			December 31, 2020
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(31,051)	6,909	37,960	(29,126)	8,834
Customer relationships	16,700	(16,277)	423	16,700	(15,687)	1,013
Technology licenses	1,926	(712)	1,214	1,926	(528)	1,398
Total intangible assets	$57,847	$(48,040)	$9,807	$57,847	$(45,341)	$12,506

The estimated future amortization expense related to finite-lived intangible assets at September 30, 2021, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2021 (remaining three months)	$795
2022	2,415
2023	2,173
2024	1,279
2025	832
Thereafter	1,052
Total	$8,546

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2021	2020	2021		2020		2021	2020	2021	2020
Beginning balance	$(21)	$2,197	$(1,664)		$(2,375)		$(1,470)	$(1,542)	$(3,155)	$(1,720)
Other comprehensive income (loss) before reclassifications	7	(633)	—		—		(154)	(51)	(147)	(684)
Amounts reclassified from accumulated other comprehensive loss	—	—	53	(1)	49	(1)	—	—	53	49
Net-current period other comprehensive income (loss)	7	(633)	53		49		(154)	(51)	(94)	(635)
Ending balance	$(14)	$1,564	$(1,611)		$(2,326)		$(1,624)	$(1,593)	$(3,249)	$(2,355)

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2021 and 2020.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2021	2020	2021		2020		2021	2020	2021	2020
Beginning balance	$890	$583	$(1,641)		$(2,484)		$(1,412)	$(1,229)	$(2,163)	$(3,130)
Other comprehensive income (loss) before reclassifications	(904)	981	—		—		(212)	(364)	(1,116)	617
Amounts reclassified from accumulated other comprehensive loss	—	—	30	(1)	158	(1)	—	—	30	158
Net-current period other comprehensive income (loss)	(904)	981	30		158		(212)	(364)	(1,086)	775
Ending balance	$(14)	$1,564	$(1,611)		$(2,326)		$(1,624)	$(1,593)	$(3,249)	$(2,355)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2021 and 2020.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at September 30, 2021, and December 31, 2020, was as follows:

	Fair Value Measurement at
	September 30, 2021
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$282,192	$—	$282,192
Corporate securities	178,067	—	178,067
Money market funds	22,028	22,028	—
Total	$482,287	$22,028	$460,259

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement at
	December 31, 2020
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$253,855	$—	$253,855
Corporate securities	146,658	—	146,658
Money market funds	1,634	1,634	—
Total	$402,147	$1,634	$400,513

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2021, and the twelve months ended December 31, 2020.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2021, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$69,079	$—	$—	$69,079
Corporate securities	13,285	12	(1)	13,296
Total	82,364	12	(1)	82,375
Investments due in 4-12 months:
Commercial paper	40,500	—	—	40,500
Corporate securities	15,361	—	(4)	15,357
Total	55,861	—	(4)	55,857
Investments due in 12 months or greater:
Corporate securities	148,295	51	(72)	148,274
Total	148,295	51	(72)	148,274
Total marketable securities	$286,520	$63	$(77)	$286,506

Accrued interest receivable was $1.0 million at September 30, 2021 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at September 30, 2021:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$93,255	$(77)	$—	$—	$93,255	$(77)
Total marketable securities	$93,255	$(77)	$—	$—	$93,255	$(77)

In the three and nine months ended September 30, 2021 and 2020, no unrealized losses on marketable securities were recognized in income.

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

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Cost of revenues	$664	$602	$1,935	$1,250
Research and development	3,055	2,976	8,605	7,436
Sales and marketing	2,201	1,900	5,540	4,550
General and administrative	3,725	3,880	11,245	8,813
Total stock-based compensation expense	$9,645	$9,358	$27,325	$22,049

Stock-based compensation expense in the three months ended September 30, 2021, was approximately $9.6 million, comprising approximately $5.0 million related to restricted stock unit (RSU) awards, $4.2 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the nine months ended September 30, 2021, was approximately $27.3 million, comprising approximately $15.0 million related to RSUs, $10.9 million related to PSUs and PRSUs and $1.4 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the three months ended September 30, 2020, was approximately $9.4 million, comprising approximately $4.7 million related to RSUs,  $4.2 million related to PSUs and PRSUs and $0.5 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the nine months ended September 30, 2020, was approximately $22.0 million, comprising approximately $14.1 million related to RSUs, $6.6 million related to PSUs and PRSUs and $1.3 million related to the Company’s employee stock purchase plan.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

A summary of stock options outstanding as of September 30, 2021, and activity during the nine months ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at January 1, 2021	92	$20.63
Granted	—	—
Exercised	(80)	$20.50
Forfeited or expired	—	—
Outstanding at September 30, 2021	12	$21.44	0.60	$931
Vested and exercisable at September 30, 2021	12		0.60	$931

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

As the net revenue, non-GAAP operating income and strategic goals are considered performance conditions, expense associated with these awards, net of estimated forfeitures, is recognized over the service period based on an assessment of the expected achievement of the performance targets. The fair value of these PSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In January 2021, it was determined that approximately 150,000 shares subject to the PSUs granted in 2020 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2021.

A summary of PSUs outstanding as of September 30, 2021, and activity during the nine months ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	150	$46.27
Granted	105	$84.40
Vested	(150)	$46.27
Forfeited	(1)	$85.01
Outstanding at September 30, 2021	104	$84.39	0.25	$10,342
Outstanding and expected to vest at September 30, 2021	104		0.25	$10,342

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of PRSUs outstanding as of September 30, 2021, and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	301	$41.90
Granted	103	$82.92
Vested	(6)	$29.95
Forfeited	(15)	$40.05
Outstanding at September 30, 2021	383	$53.14	1.17	$37,871
Outstanding and expected to vest at September 30, 2021	383		1.17	$37,871

RSU Awards

A summary of RSUs outstanding as of September 30, 2021, and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	1,518	$35.51
Granted	262	$83.27
Vested	(538)	$34.89
Forfeited	(84)	$38.38
Outstanding at September 30, 2021	1,158	$46.42	1.48	$114,544
Outstanding and expected to vest at September 30, 2021	1,081		1.43	$107,057

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

Customer Concentration

The Company’s top ten customers accounted for approximately 76% and 79% of net revenues for the three and nine months ended September 30, 2021, respectively, and approximately 65% and 56%, respectively in the corresponding periods of 2020. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $127.3 million and $397.9 million in the three and nine months ended September 30, 2021, respectively, and $85.3 million and $256.1 million, respectively, for the corresponding periods of 2020. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2021	2020	2021	2020
Avnet	27%	18%	29%	14%
Honestar Technologies Co., Ltd.	15%	14%	17%	*

*	Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021, and December 31, 2020, 84% and 90%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable:

	September 30,	December 31,
Customer	2021	2020
Avnet	40%	50%
Powertech Distribution Ltd.	*	10%

*   Total customer accounts receivable was less than 10% of accounts receivable.

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
United States of America	$5,054	$2,380	$12,973	$8,028
Hong Kong/China	103,937	76,549	344,790	202,642
Taiwan	7,629	4,133	20,432	17,811
Korea	17,508	12,121	43,702	29,762
Western Europe (excluding Germany)	11,418	7,535	27,268	25,565
Japan	6,959	4,303	16,758	12,606
Germany	9,402	5,755	24,064	17,169
Other	14,869	8,353	40,636	24,042
Total net revenues	$176,776	$121,129	$530,623	$337,625

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	60,344	59,752	59,910	58,862
Common stock issued under employee stock plans	104	103	873	1,057
Repurchased	(120)	—	(455)	(64)
Ending balance	60,328	59,855	60,328	59,855

Common Stock Repurchases

As of December 31, 2020, the Company had $41.3 million remaining under its stock-repurchase program. In April 2021, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2021 the Company purchased approximately 455,000 shares for $36.2 million. As of September 30, 2021, the Company had $55.1 million remaining under its current repurchase program, which has no expiration date. In October 2021, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

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

In January 2021, the Company’s board of directors raised the quarterly cash dividend by an additional $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. In October 2021, the Company’s board of directors raised the quarterly cash dividend again with the declaration of five cash dividends of $0.15 per share (in lieu of the $0.13 per share announced in January 2021) to be paid to stockholders of record at the end of the fourth quarter in 2021 and at the end of each quarter in 2022.

For the three and nine months ended September 30, 2021 and 2020, cash dividends declared and paid were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Dividends declared and paid	$7,840	$6,582	$23,552	$18,497
Dividends declared per common share	$0.13	$0.11	$0.39	$0.31

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Basic earnings per share:
Net income	$42,034	$14,820	$123,713	$43,898
Weighted-average common shares	60,319	59,823	60,350	59,582
Basic earnings per share	$0.70	$0.25	$2.05	$0.74
Diluted earnings per share: (1)
Net income	$42,034	$14,820	$123,713	$43,898
Weighted-average common shares	60,319	59,823	60,350	59,582
Effect of dilutive awards:
Employee stock plans	1,044	1,029	1,116	1,086
Diluted weighted-average common shares	61,363	60,852	61,466	60,668
Diluted earnings per share	$0.69	$0.24	$2.01	$0.72

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2021 and 2020 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three and nine months ended September 30, 2021 and 2020, no stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rates for the three and nine months ended September 30, 2021, were 8.2% and 6.1%, respectively, and 5.1% and 6.4%, respectively, in the corresponding periods of 2020. In the three and nine months ended September 30, 2021 and 2020, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. Additionally, in the nine months ended September 30, 2021, the Company’s effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of September 30, 2021, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging that the Company infringed one patent pertaining to transistor switch devices and seeking damages for the alleged infringement. The Company filed a motion to transfer the case to the Northern District of California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. The Court of Appeals affirmed the original findings and the reduced damages award, but the Company believes Opticurrent made key disclaimers during reexamination proceedings after the original trial, giving rise to a motion to set aside the original judgment in view of a disclaimer, an issue that is currently on appeal to the Federal Circuit. Briefing and oral argument on the Company’s appeal are completed, with a ruling expected in the coming months. The District Court has issued an order staying execution on the original judgment pending the Company’s appeal, and the Federal Circuit rejected Opticurrent’s challenge to the order staying execution pending appeal. As such, the Company continues to believe it has strong defenses, and intends to continue to vigorously defend itself against Opticurrent’s claims.

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

On May 10, 2021, Opticurrent, LLC filed another follow-on lawsuit in the United States District Court for the Eastern District of Texas accusing one of the Company’s customers of infringement based on the use of the Company’s products and seeking damages for the alleged infringement of the same claim of the same patent asserted in the parties’ prior litigation, as described above. The case is at the pleadings stage, and no schedule has been set for discovery, dispositive motions, or trial. The Company believes it has strong defenses, independent of the issue on appeal in the parties’ first case, and intends to vigorously defend against Opticurrent’s claims against the Company’s technology, with appeals to follow if necessary.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

Recent Results

Our net revenues were $176.8 million and $121.1 million for the three months ended September 30, 2021 and 2020, respectively, and $530.6 million and $337.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in revenues reflects the strong demand conditions currently prevalent across the semiconductor industry, as well as market-share gains for our products in a broad range of applications including consumer appliances, advanced chargers for mobile devices such as smartphones, tablets and notebook computers and a range of industrial applications including home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications.

Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 76% and 79% of net revenues in the three and nine months ended September 30, 2021, and 65% and 56% of net revenues in the corresponding periods of 2020. In the three and nine months ended September 30, 2021, two customers, distributors of our products, each accounted for more than 10% of our net revenues. These customers each accounted for more than 10% of our net revenues in the corresponding three-month period of 2020, while only one accounted for more than 10% in the corresponding nine-month period of 2020. International sales accounted for 97% and 98% of our net revenues in the three and nine months ended September 30, 2021, respectively, and 98% of our net revenues in each of the corresponding periods of 2020.

Our gross margin was 51.9% and 49.2% in the three months ended September 30, 2021 and 2020, respectively, and 50.4% and 50.2% in the nine months ended September 30, 2021 and 2020, respectively. Our gross margin increased in the three-month period due primarily to a favorable change in end-market mix, with a greater percentage of revenues coming from higher-margin end markets, as well as manufacturing efficiencies, partially offset by increased equipment-related charges. Our gross margin increased slightly in the nine-month period as manufacturing efficiencies were mostly offset by an unfavorable change in end-market mix and increased equipment-related expenses.

Total operating expenses were $46.1 million and $44.8 million for the three months ended September 30, 2021 and 2020, respectively, and $136.7 million and $126.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increases in operating expenses for the three- and nine-month periods were due primarily to higher salary and related expenses driven by increased headcount and annual merit increases, higher stock-based compensation expense related to performance-based awards, as well as increased materials engineering and equipment-related expenses in support of our product development efforts.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted everyday life and markets worldwide, and governments around the world have imposed restrictions aimed at controlling the spread of the virus, including shelter-in-place orders, travel restrictions, business shutdowns and border closures. Beginning March 16, 2020 our San Jose headquarters location was subject to a shelter-in-place order, under which most of our employees were required to work from home; other locations around the world have also been subject to such restrictions. With high employee-vaccination rates and an ease in restrictions, we have begun a phased reopening of our San Jose headquarters. Our employee health and well-being is a top priority. We are actively monitoring the situation and expect most employees to return to the office as restrictions are further lifted. Some of our employees in other locations around the world have also returned to the office under a phased reopening plan. We have implemented a variety of measures to protect the health and safety of our employees, including the provision of masks, gloves and sanitizers, social-distancing rules, and regular deep cleaning of our facilities.

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, the pandemic has caused disruptions in our supply chain. While our supply of wafers from our foundry partners has not been interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines have caused temporary shutdowns at our assembly and test sub-contractors at various times. These disruptions have not materially affected our results due to a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods in the early stages of the pandemic, safety stocks of certain key inputs, and multiple sources for components for most of our products. Although there are signs of improvement in many areas around the world, the potential for new lockdowns and other mitigation efforts to deal with an increase in infection rates in certain areas remains a key risk for our supply chain and the results of our business.

While the continuing pandemic brings a greater-than-normal level of uncertainty with respect to the demand for our products, we believe our business is fundamentally sound with strong, long-term growth prospects. We have increased headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock-repurchase programs; however, if the economy deteriorates or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.1	50.8	49.6	49.8
Gross profit	51.9	49.2	50.4	50.2
Operating expenses:
Research and development	12.0	17.2	11.9	17.7
Sales and marketing	8.8	11.3	8.5	11.9
General and administrative	5.3	8.5	5.4	8.0
Total operating expenses	26.1	37.0	25.8	37.6
Income from operations	25.8	12.2	24.6	12.6
Other income	0.1	0.7	0.2	1.2
Income before income taxes	25.9	12.9	24.8	13.8
Provision for income taxes	2.1	0.7	1.5	0.9
Net income	23.8%	12.2%	23.3%	12.9%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2021 were $176.8 million and $530.6 million, respectively, and $121.1 million and $337.6 million, respectively, for the corresponding periods of 2020.

The increase in revenues reflects the strong demand conditions currently prevalent across the semiconductor industry, as well as market-share gains for our products in a broad range of applications including consumer appliances, advanced chargers for mobile devices such as smartphones, tablets and notebook computers and a range of industrial applications including home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications.

Our revenue mix by end market for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2021	2020	2021	2020
Communications	25%	32%	33%	28%
Computer	11%	9%	9%	6%
Consumer	34%	31%	31%	34%
Industrial	30%	28%	27%	32%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $171.7 million and $517.7 million in the three and nine months ended September 30, 2021, respectively, and $118.7 million and $329.6 million, respectively, in corresponding periods of 2020. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 80% and 83% of our net revenues in the three and nine months ended September 30, 2021, and 82% and 80%, respectively, in the corresponding periods of 2020. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 72% and 75% in the three and nine months ended September 30, 2021, respectively, and 70% and 76%, respectively, in the corresponding periods of 2020. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2021	2020	2021	2020
Avnet	27%	18%	29%	14%
Honestar Technologies Co., Ltd.	15%	14%	17%	*
*	Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$176.8	$121.1	$530.6	$337.6
Gross profit	$91.7	$59.6	$267.5	$169.6
Gross margin	51.9%	49.2%	50.4%	50.2%

Our gross margin increased in the three-month period due primarily to a favorable change in end-market mix, with a greater percentage of revenues coming from higher-margin end markets, as well as manufacturing efficiencies, partially offset by increased equipment-related expenses. Our gross margin increased slightly in the nine-month period as manufacturing efficiencies were mostly offset by an unfavorable change in end-market mix and increased equipment-related expenses.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$176.8	$121.1	$530.6	$337.6
R&D expenses	$21.1	$20.9	$62.9	$59.8
Percentage of net revenues	12.0%	17.2%	11.9%	17.7%

R&D expenses increased for the three and nine months ended September 30, 2021, as compared to the corresponding periods of 2020, primarily due to higher salary and related expenses driven by increased headcount and annual merit increases, higher stock-based compensation expense related to performance-based awards and increased equipment-related expenses partially offset by lower outside-service expenses.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$176.8	$121.1	$530.6	$337.6
Sales and marketing expenses	$15.6	$13.7	$45.0	$40.2
Percentage of net revenues	8.8%	11.3%	8.5%	11.9%

S&M expenses increased in the three and nine months ended September 30, 2021, as compared to the corresponding periods of 2020, due primarily to increased commission expense driven by increased sales, higher salary and related expenses stemming from annual merit increases, and higher stock-based compensation expense primarily related to performance-based awards.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$176.8	$121.1	$530.6	$337.6
G&A expenses	$9.4	$10.3	$28.8	$26.9
Percentage of net revenues	5.3%	8.5%	5.4%	8.0%

G&A expenses decreased for the three months ended September 30, 2021, as compared to the corresponding period of 2020, due to lower patent-litigation and bad-debt expenses. G&A expenses increased for the nine months ended September 30, 2021, as compared to the corresponding period of 2020, primarily due to higher stock-based compensation expense related to performance-based awards, partially offset by lower patent-litigation expenses.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues	$176.8	$121.1	$530.6	$337.6
Other income	$0.2	$0.9	$1.0	$4.1
Percentage of net revenues	0.1%	0.7%	0.2%	1.2%

Other income decreased for the three and nine months ended September 30, 2021, as compared to the corresponding periods of 2020, due primarily to lower interest income, as lower yields on our cash and investments more than offset the impact of higher cash and investment balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Income before income taxes	$45.8	$15.6	$131.7	$46.9
Provision for income taxes	$3.8	$0.8	$8.0	$3.0
Effective tax rate	8.2%	5.1%	6.1%	6.4%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and nine months ended September 30, 2021 were 8.2% and 6.1%, respectively, and 5.1% and 6.4%, respectively, for the corresponding periods of 2020. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based payments. Additionally, in the nine months ended September 30, 2021, our effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of September 30, 2021, we had $548.9 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $99.7 million from $449.2 million as of December 31, 2020. As of September 30, 2021, we had working capital, defined as current assets less current liabilities, of $637.3 million, an increase of approximately $98.6 million from $538.7 million as of December 31, 2020.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of September 30, 2021.

Cash From Operating Activities

Operating activities generated cash of $183.7 million in the nine months ended September 30, 2021. Net income for this period was $123.7 million; we also incurred non-cash stock-based compensation expense, depreciation and amortization of $27.3 million, $23.4 million and $2.7 million, respectively. Sources of cash also included an $11.1 million decrease in inventory reflecting strong demand for the period and a $6.6 million increase in accounts payable (excluding payables related to property and equipment) due to the timing of payments. These sources of cash were partially offset by a $6.2 million decrease in taxes payable and accrued liabilities, a $5.0 million increase in prepaid expenses and other assets, primarily due to prepaid income taxes, and a $3.0 million increase in accounts receivable due to increased customer shipments.

Operating activities generated cash of $79.3 million in the nine months ended September 30, 2020. Net income for this period was $43.9 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $22.0 million, $17.1 million, $3.3 million and $0.1 million, respectively. Sources of cash also included an $6.4 million increase in accounts payable (excluding payables related to property and equipment) due primarily to the timing of payments and a $6.1 million decrease in prepaid expenses and other assets, primarily driven by taxes refunded. These sources of cash were partially offset by a $14.4 million increase in inventories in order to support the demand environment, a $5.3 million increase in accounts receivable due to the increase and timing of customer shipments and a $0.9 million decrease in taxes payable and accrued liabilities.

Cash From Investing Activities

Our investing activities in the nine months ended September 30, 2021, resulted in a $128.1 million net use of cash, primarily consisting of $97.8 million for the purchase of marketable securities, net of sales and maturities, and $30.3 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of a new office building in Switzerland.

Our investing activities in the nine months ended September 30, 2020, resulted in a $14.5 million net use of cash, primarily consisting of $35.7 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of our offices in Switzerland and Germany, partially offset by $20.9 million from sales and maturities of marketable securities, net of purchases.

Cash From Financing Activities

Our financing activities in the nine months ended September 30, 2021, resulted in a $52.0 million net use of cash, consisting of $36.2 million for the repurchase of our common stock and $23.5 million for the payment of dividends to stockholders, partially offset by $7.7 million from the issuance of common stock from the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Our financing activities in the nine months ended September 30, 2020, resulted in an $11.5 million net use of cash, consisting of $18.5 million for the payment of dividends to stockholders and $2.6 million for the repurchase of our common stock. These uses of cash were offset in part by $9.7 million from the issuance of common stock from the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Credit Agreement

On July 27, 2016, we entered into the Credit Agreement with Wells Fargo Bank, National Association that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. We amended the Credit Agreement on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. On June 7, 2021, we signed the second amendment to the Credit Agreement to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of September 30, 2021.

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

In January 2021, our board of directors raised the quarterly cash dividend by an additional $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. In October 2021, our board of directors raised the quarterly cash dividend again with the declaration of five cash dividends of $0.15 per share (in lieu of the $0.13 per share announced in January 2021) to be paid to stockholders of record at the end of the fourth quarter in 2021 and at the end of each quarter in 2022.

Dividends payouts of $7.8 million, $7.9 million and $7.8 million occurred on March 31, 2021, June 30, 2021 and September 30, 2021, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2020, we had approximately $41.3 million remaining under our stock-repurchasing program. In April 2021, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2021, we repurchased approximately 455,000 shares of our common stock for $36.2 million. As of September 30, 2021, we had approximately $55.1 million remaining under our stock-repurchase program, which has no expiration date. In October 2021, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of September 30, 2021 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $20.9 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of September 30, 2021, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of September 30, 2021, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

Off-Balance-Sheet Arrangements

As of September 30, 2021, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At September 30, 2021, and December 31, 2020, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2021, or December 31, 2020, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of September 30, 2021, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primarily Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of September 30, 2021, and December 31, 2020, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In the nine months ended September 30, 2021, we repurchased approximately 455,000 of our shares for approximately $36.2 million. As of September 30, 2021, we had approximately $55.1 million remaining in our repurchase program, which has no expiration date. In October 2021, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the third quarter of fiscal 2021:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
July 1, 2021 to July 31, 2021	120,002	$81.54	120,002	$55.1
August 1, 2021 to August 31, 2021	—	—	—	$55.1
September 1, 2021 to September 30, 2021	—	—	—	$55.1
Total	120,002		120,002

All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	October 28, 2021	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)