Form 10-K
period 2021-12-31
POWER INTEGRATIONS INC
filed 2022-02-07
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.6 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of February 1, 2022: 59,158,747.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2022 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: the novel coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed below; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described in Item 1A of Part I -- “Risk Factors” of this Form 10-K. We make these forward looking statements based upon information available on the date of this Form 10-K, and expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I -- “Risk Factors,” Item 7 of Part II -- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

Also contributing to our SAM expansion has been the emergence of new applications within the power ranges that our products can address. For example, applications such as “smart” utility meters, battery-powered lawn equipment and bicycles, and USB power receptacles (often installed alongside traditional AC wall outlets) can incorporate our products. The increased use of connectivity, LED lighting and other power-consuming electronic features in consumer appliances has also enhanced our SAM.

Finally, we have expanded our SAM through the development of new technologies that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. In 2019 we began incorporating proprietary gallium-nitride (GaN) transistors in some our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology and we expect to address a wider range of applications with GaN-based products in the years ahead.

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

Products in our current IC families can address AC-DC power supplies with output power up to approximately 500 watts as well as some high-voltage DC-DC applications; our high-voltage gate drivers are used in applications with power levels as high as one gigawatt, while our motor-driver ICs address BLDC applications up to about 400 watts. Within each of our product families, designers can scale up or down in power to address a wide range of designs with minimal design effort.

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

We believe we offer products that enable manufacturers to meet or exceed these regulations, and all other such regulations of which we are aware. Since 1998, our AC-DC power-conversion ICs have featured our EcoSmart technology which drastically reduces standby power waste. We have sold more than 18 billion ICs featuring EcoSmart technology, resulting in estimated savings of more than $15 billion worth of standby power worldwide. In 2010 we expanded our portfolio of energy-saving products with the introduction of our CapZero and SenZero IC families, which eliminate additional sources of standby waste in some power supplies. We also offer a range of products designed specifically for LED-lighting applications. Our GaN technology, introduced in 2019, also dramatically improves the active-mode efficiency of power-supplies.

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

In 2014 we introduced our InnoSwitch product family, the first power-supply ICs to combine primary, secondary and feedback circuits into a single package. These ICs employ a proprietary technology known as FluxLink to enable precise control without the need for optical components, which tend to add cost and diminish the reliability of power supplies. In 2019 we began offering InnoSwitch ICs with more-efficient GaN transistors rather than silicon transistors. In 2020 we introduced GaN-based MinE-CAP ICs, which enable the use of smaller input capacitors as a way to further reduce the size of a power supply. Our ClampZero ICs, introduced in 2021 alongside the GaN-based InnoSwitch4-CZ family of ICs, further enhance efficiency by recovering power losses associated with the high switching frequency of GaN transistors.

This portfolio of power-conversion products generally addresses power supplies ranging from less than one watt of output up to approximately 500 watts of output, a market we refer to as the “low-power” market. This market consists of an extremely broad range of applications including mobile-device chargers, consumer appliances, utility meters, LCD monitors, main and standby power supplies for desktop computers and TVs, and numerous other consumer and industrial applications, as well as LED lighting. We also now offer automotive-qualified versions of certain products, such as InnoSwitch ICs, for use in electric vehicles.

●	High-voltage gate drivers

We offer a range of high-voltage gate-driver products sold primarily under the SCALE and SCALE-2 product-family names. These products are fully assembled circuit boards incorporating multiple ICs, electrical isolation components and other circuitry. We offer both ready-to-operate “plug-and-play” drivers designed specifically for use with particular IGBT modules, as well as “driver cores,” which provide more basic driver functionality that customers can customize to their own specifications after purchase. In 2016 we introduced the SCALE-iDriver family of standalone ICs, which enables us to address applications ranging from a few kilowatts up to about 100 kilowatts, whereas previously our sales of high-power products were primarily for applications above 100 kilowatts. In 2020 we introduced an automotive-qualified version of SCALE-iDriver suitable for use in powertrain and charging applications for electric vehicles.

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

The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2021	2020	2019
Communications	30%	30%	26%
Computer	10%	7%	5%
Consumer	32%	33%	35%
Industrial	28%	30%	34%

Our products are used in a vast range of power-conversion applications in the above-listed end-market categories. The following chart lists the most prominent applications for our products in each category.

Market Category	Primary Applications
Communications	Mobile-phone chargers, adapters for routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Computer	Desktop PCs and monitors, servers, adapters for tablets and notebook computers, other computer peripherals
Consumer	Major and small appliances, air conditioners, TV set-top boxes, digital cameras, TVs, video-game consoles
Industrial

Industrial controls, LED lighting, utility meters, motor controls, uninterruptible power supplies, battery-powered tools, networked thermostats, power strips and other “smart home” devices, industrial motor drives, renewable energy systems, electric locomotives, electric buses and other electric vehicles, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 25%, 25% and 28% of our net product revenues in 2021, 2020 and 2019, respectively, while sales to distributors accounted for the remainder in each of the corresponding years. Most of our distributors are entitled to return privileges based on revenues and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Historically, our business has been characterized by short-lead-time orders and quick delivery schedules.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 78%, 62% and 54% of net revenues in 2021, 2020 and 2019, respectively. In 2021 and 2020, two customers, both distributors, each accounted for more than 10% of revenues. In 2019, one of these distributors accounted for more than 10% of revenues.

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

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. In 2021 we received 28 U.S. and 55 foreign patents. As of December 31, 2021, we held 392 U.S. patents and 341 foreign patents. Both U.S. and foreign patents have expiration dates ranging from 2022 to 2040. While our patent portfolio as a whole is important to the success of our business, we are not materially dependent upon any single patent. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, United Kingdom, Europe, Japan, India, Brazil and Russia.

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

Manufacturing

We contract with three foundries for the manufacture of the vast majority of our silicon wafers: (1) Lapis Semiconductor Co., Ltd., or Lapis, (formerly OKI Electric Industry), (2) Seiko Epson Corporation, or Epson and (3) X-FAB Semiconductor Foundries AG, or X-FAB. These contractors manufacture wafers using our proprietary high-voltage process technologies at fabrication facilities located in Japan, Germany and the United States.

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

Competition

Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as ON Semiconductor, STMicroelectronics, Infineon, and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage transistors; such controller chips are produced by a large number of vendors, including those listed above as well as such companies as NXP Semiconductors, Diodes Inc., On-Bright Electronics and Renesas Electronics. Self-oscillating switchers, built with discrete components supplied by numerous vendors, are also commonly used. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our products. Our gate-driver products compete with alternatives from such companies as Avago, Infineon and Semikron, as well as driver circuits made up of discrete devices. Our motor-driver ICs compete with alternatives from such companies as ON Semiconductor, Infineon, STMicroelectronics and Sanken Electric Company.

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

Human Capital

As of December 31, 2021, we employed 773 full-time personnel across 14 countries with 361, or 47% of the total, residing in North America, while 53% resided offshore comprising 297 in the Asia-Pacific region and 115 across Europe, Middle East and Africa. As of December 31, 2021, 5% of our worldwide employees were foreign nationals, defined as individuals requiring employment visas in the countries where they are employed. Women comprise approximately 36% of our U.S. non-technical workforce and 26% of our U.S. workforce. The ethnic makeup of our U.S. workforce is approximately as follows: 62% Asian; 28% white; 6% Hispanic or Latino; 4% other.

Innovation is the lifeblood of our company, and we depend on our people to sustain our competitive advantage. We offer attractive compensation with generous comprehensive benefits for employees and dependents (including domestic partners), including health, dental and vision insurance, matching 401(k) contributions, employee stock plans, paid time off and family leave, life insurance, flu vaccinations, charitable gift matching, a health-and-wellness program designed to promote physical well-being, and an employee assistance program and other mental health services. Approximately 99% of eligible U.S. employees participate in our 401(k) plan. These benefits, combined with our culture of innovation and sustainable growth, contribute to low employee turnover and an average tenure of nearly 10 years.

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

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Information About Our Executive Officers

As of February 1, 2022, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	67
Douglas Bailey	Vice President, Marketing	55
Radu Barsan	Vice President, Technology	69
Sunil Gupta	Vice President, Operations	49
David “Mike” Matthews	Vice President, Product Development	57
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	62
Yang Chiah Yee	Vice President, Worldwide Sales	55
Clifford Walker	Vice President, Corporate Development	70

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

Radu Barsan has served as our vice president of technology since January 2013, leading our foundry engineering, technology development and quality organizations. Prior to joining Power Integrations, Dr. Barsan served as chairman and CEO at Redfern Integrated Optics, Inc., a supplier of single-frequency narrow linewidth lasers, modules, and subsystems, from 2001 to 2013. Previously, he served in a succession of engineering-management and technology-development roles at Phaethon Communications, Inc., a photonics technology company, Cirrus Logic, Inc., a high-precision analog and digital signal processing company, Advanced Micro Devices, a semiconductor company, Cypress Semiconductor, Inc., a semiconductor company and Microelectronica, a semiconductor company. Dr. Barsan has 40 years of commercial experience in semiconductor and photonic components development, engineering and operations.

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

Yang Chiah Yee has served as our vice president, worldwide sales since June 2021. From March 2018 to June 2021, Mr. Yee served as senior vice president of worldwide sales at NeoPhotonics Corporation, a supplier of optoelectronic modules and subsystems for high-speed communication networks, where he was responsible for managing the worldwide sales and customer service organization, meeting with major clients, designing effective sales strategies and negotiating major contracts. From August 2016 to February 2017 Mr. Yee served as senior vice president of worldwide sales at IDEX Biometrics ASA, a supplier of fingerprint sensor solutions for payment cards, digital wallets and cyber authentication. From March 2008 to March 2016, Mr. Yee served in various senior sales roles at Atmel Corporation, a semiconductor designer and manufacturer of microcontroller and memory chips before its acquisition by Microhip Technology, Inc. Mr. Yee’s earlier experience includes senior sales roles at Xilinx Inc. and Memec LLC focusing on the Asia-Pacific region. Mr. Yee received a bachelor of engineering degree from Nanyang Technological Institute at the National University of Singapore, and holds a graduate diploma in marketing management from the Singapore Institute of Management.

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

Some of the factors that could affect our operating results include the following:

●	we face risks related to the Novel Coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows;
●	risks associated with our supply chain including, the volume, cost and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
●	the volume and timing of orders received from customers;

●	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;
●	reliance on international sales activities for a substantial portion of our net revenues;
●	our ability to attract and retain qualified personnel;
●	interruptions in our information technology systems;
●	competitive pressures on selling prices;
●	the ability of our products to penetrate additional markets;
●	our ability to develop and bring to market new products and technologies on a timely basis;
●	the lengthy timing of our sales cycle;
●	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;
●	earthquakes, fire, pandemics or other disasters;
●	undetected defects and failures in meeting the exact specifications required by our products;
●	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
●	the inability to adequately protect or enforce our intellectual property rights;
●	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;
●	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay;
●	changes in environmental laws and regulations, including with respect to energy consumption and climate change;
●	risks associated with acquisitions and strategic investments;
●	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;
●	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting; and
●	uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability.

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. Our primary supply arrangements for the production of wafers are with Epson, Lapis and X-FAB. Our contracts with these suppliers expire on varying dates, with the earliest to expire in December 2025. Although some aspects of our relationships with Lapis, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Epson, Lapis and X-FAB in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Epson, Lapis and X-FAB could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 78%, 62% and 54% of our net revenues in each of the years ended December 31, 2021, 2020 and 2019, respectively. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 75%, 75% and 72% of net revenues in the years ended December 31, 2021, 2020 and 2019, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 98% of our net revenues for the years ended December 31, 2021 and 2020, and 97% of our net revenue for the year ended December 31, 2019. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2022 to 2040. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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

In the event of an earthquake, fire, other pandemics, natural or other disasters, including with respect to climate change, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes, such as Japan. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons, tsunamis or other catastrophic events, including those caused by climate change. In the event of a disaster, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability, or that of our major suppliers, to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results.

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

Risks Related to Financial Performance

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

Risks Related to Our Intellectual Property

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

Recently enacted U.S. tax legislation has significantly changed the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation as initially enacted was unclear in some respects and has required interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation has been subject to amendments and technical corrections. Further amendments and technical corrections may occur, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the newly enacted U.S. tax legislation, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. As of December 31, 2021, we are currently subject to an ongoing audit with the California Franchise Tax Board for the tax years 2018 and 2019. The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.

Changes in environmental laws and regulations, including with respect to energy consumption and climate change, may have a negative impact on our business. Changing environmental regulations and the timetable to implement them continue to impact our customers’ demand for our products. Currently we have limited visibility into our customers’ strategies to implement these changing environmental regulations into their business. The inability to accurately determine our customers’ strategies could increase our inventory costs related to obsolescence.

The semiconductor industry is subject to environmental regulations, particularly those that control and restrict the sourcing, use, transportation, storage, and disposal of certain mineral, chemicals, and materials used in the semiconductor manufacturing process. We expect the heightened worldwide awareness regarding climate change and the environmental impact to continue, which may result in new environmental laws and regulations that could affect us, our suppliers and/or our customers. New environmental laws and regulations could require us or our suppliers to obtain alternative materials that may increase our costs more or be less available, which may adversely affect our operating results.

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own an R&D facility in New Jersey, a design center in Germany and a multipurpose office building in Switzerland. We lease administrative office space in Singapore, R&D facilities in Canada, United Kingdom, the Philippines and Malaysia, in addition to sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company; however, if headcount increases above capacity we may need to lease additional space.

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

As of February 1, 2022, there were approximately 53 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock. In October 2018, our board of directors authorized the use of $80.0 million for the repurchase of our common stock, and in each of April 2021 and October 2021, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. As of December 31, 2021, we had approximately $67.3 million available for future stock repurchases, all of which was utilized in January 2022. In January 2022, our board of directors authorized the use of an additional $100.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future stock-repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2021:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
October 1, 2021 to October 31, 2021	-	-	-	$105.1
November 1, 2021 to November 30, 2021	12,314	$99.63	12,314	$103.9
December 1, 2021 to December 31, 2021	410,991	$88.92	410,991	$67.3
Total	423,305		423,305

Performance Graph (1)

The following graph shows the cumulative total return on an investment of $100 in cash on December 31, 2016, through December 31, 2021, in our common stock, the Nasdaq Composite Index and the Nasdaq Electronic Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Power Integrations, Inc.	100.00	109.27	91.44	149.64	249.57	284.83
Nasdaq Composite	100.00	129.64	125.96	172.17	249.51	304.85
Nasdaq Electronic Components	100.00	142.31	124.99	187.76	271.08	409.17
(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of our operations. It should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this report.

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

We also offer high-voltage gate drivers, either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry, used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs) and silicon-carbide (SiC) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, electric vehicles (EVs) and high-voltage DC transmission systems.

Our net revenues were $703.3 million, $488.3 million and $420.7 million in 2021, 2020 and 2019, respectively. In 2021, revenues increased by $215.0 million, reflecting the strong demand conditions currently prevalent across the semiconductor industry, as well as market-share gains for our products in a broad range of applications including consumer appliances, advanced chargers for mobile devices such as smartphones, tablets and notebook computers, and a range of industrial applications including home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications. We believe that a variety of factors contributed to our ability to gain market share during the year, including: stricter energy-efficiency standards implemented in China for air conditioners; our superior product availability and delivery performance relative to many competitors whose lead times have extended much more than ours have; and the fact that our products require a smaller number of external components compared to competing solutions, as many such components have been in short supply. In 2020, revenues increased by $67.6 million due to growth across all end markets reflecting increased adoption of higher-power chargers for mobile phones and tablets, increased sales for desktop computers and monitors, as well as a broad range of industrial and consumer-appliance applications.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 78%, 62% and 54% of net revenues in 2021, 2020 and 2019, respectively. In 2021 and 2020, two customers, which are distributors of our products, each accounted for more than 10% of our net revenues. In 2019, one of these customers accounted for more than 10% of our net revenues. International sales represented approximately 98%, 98% and 97% of net revenues in 2021, 2020 and 2019, respectively.

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

Our gross profit, defined as net revenues less cost of revenues, was $360.6 million or 51% of net revenues in 2021, compared to $243.6 million or 50% of net revenues in 2020, and $213.4 million or 51% of net revenues in 2019. Our gross margin increased slightly in 2021 as manufacturing efficiencies were mostly offset by an unfavorable change in end-market mix. Our gross margin decreased in 2020, as compared to 2019, due to an unfavorable change in end-market mix with a greater amount of revenues coming from lower-margin end markets.

Total operating expenses in 2021 were $185.6 million, an increase of $12.5 million as compared to 2020 due to higher salary and related expenses driven by increased headcount and annual merit increases, increased commission expense driven by increased sales and higher stock-based compensation expense related to performance-based awards. These increases were partially offset by lower patent-litigation expenses. Total operating expenses in 2020 were $173.1 million as compared to a net gain of $3.6 million in 2019, stemming from a $169.0 million gain on settlement of our litigation with ON Semiconductor. Apart from the effects of the 2019 legal settlement, the increase in operating expenses in 2020 was due to higher stock-based compensation expense related mainly to performance-based awards, along with higher salary and related expenses from annual merit increases and the expansion of our workforce. These increases were partially offset by lower legal expenses following the conclusion of our litigation with ON Semiconductor as well as lower travel expenses, trade event and promotional activities due to COVID-19 pandemic-related restrictions.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted everyday life and markets worldwide, and governments around the world have imposed restrictions aimed at controlling the spread of the virus, including shelter-in-place orders, travel restrictions, business shutdowns and border closures. Beginning March 16, 2020 our San Jose headquarters location was subject to a shelter-in-place order, under which most of our employees were required to work from home; other locations around the world have also been subject to such restrictions. This work from home status continued for many of our employees throughout 2021 and into 2022. Our employee health and well-being are top priorities. We are actively monitoring the evolving situation and expect most employees to return to the office when circumstances improve and restrictions are further lifted. We have implemented a variety of measures to protect the health and safety of our employees, including the provision of masks, gloves and sanitizers, social-distancing rules, and regular deep cleaning of our facilities.

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, the pandemic has caused disruptions in our supply chain. While our supply of wafers from our foundry partners has not been interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines have caused temporary shutdowns at our assembly and test sub-contractors at various times. These disruptions have not materially affected our results due to a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods in the early stages of the pandemic, safety stocks of certain key inputs, and multiple sources for components for most of our products. Although there are signs of improvement in many areas around the world, the potential for new lockdowns and other mitigation efforts to deal with an increase in infection rates due to the emergence of the omicron variant in certain areas remains a key risk for our supply chain and the results of our business.

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

Our critical accounting policies are as follows:

●	revenue recognition.

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of our critical accounting policies and material estimates is set forth below. For more information regarding our accounting policies, see Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of our products held in their inventory or upon sale to their end customers. We recognize revenue from sales to distributors upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, we issue a credit memo to the distributor for the ship and debit claim. In determining the transaction price, we consider ship and debit price adjustments to be variable consideration. At the time revenue is recognized on sales to distributors, future ship and debit price adjustments are unknown and therefore subject to uncertainty. Such price adjustments are estimated using the expected value method based on an analysis of actual ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. The reserve for ship and debit claims increased by $15.2 million between December 31, 2020 and December 31, 2021, primarily due to higher inventory levels held by distributors and expected ship and debit claims related to such inventory. Historically, actual price adjustments for ship and debit claims relative to those estimated when determining the transaction price have not materially differed. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on our revenues and results of operations.

Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation returns are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. Historically, these distributor stock rotation returns have not been material.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	48.7	50.1	49.3
Gross profit	51.3	49.9	50.7
Operating expenses:
Research and development	12.1	16.7	17.5
Sales and marketing	8.6	11.2	12.9
General and administrative	5.7	7.6	8.9
Litigation settlement	—	—	(40.2)
Total operating expenses	26.4	35.5	(0.9)
Income from operations	24.9	14.4	51.6
Other income	0.2	1.0	1.3
Income before income taxes	25.1	15.4	52.9
Provision for income taxes	1.7	0.8	6.9
Net income	23.4%	14.6%	46.0%

Comparison of Years Ended December 31, 2021, 2020 and 2019

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. In 2021, revenues increased by $215.0 million as compared to 2020, reflecting the strong demand conditions currently prevalent across the semiconductor industry, as well as market-share gains for our products in a broad range of applications including consumer appliances, advanced chargers for mobile devices such as smartphones, tablets and notebook computers, and a range of industrial applications including home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications. In 2020, revenues increased by $67.6 million compared to 2019 due to growth across all end markets reflecting increased adoption of higher-power chargers for mobile phones and tablets, increased sales for desktop computers and monitors, as well as a broad range of consumer appliance and industrial applications.

Our approximate net revenue mix by end-markets served in 2021, 2020 and 2019 is as follows:

End Market	2021	2020	2019
Communications	30%	30%	26%
Computer	10%	7%	5%
Consumer	32%	33%	35%
Industrial	28%	30%	34%

Sales to customers outside of the United States were $686.0 million in 2021, compared to $477.3 million in 2020 and $410.0 million in 2019, representing approximately 98% of net revenues in both 2021 and 2020 and 97% of net revenue in 2019. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 83%, 81% and 77% of our net revenues in 2021, 2020 and 2019, respectively. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.

Sales to distributors accounted for 75%, 75% and 72% of our net revenues in 2021, 2020 and 2019, respectively, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder in each of the corresponding years.

The following customers represented 10% or more of our net revenues for the respective years:

Customer	2021	2020	2019
Avnet	30%	19%	11%
Honestar Technologies Co., Ltd.	16%	11%	*

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the years ended December 31, 2021, 2020 and 2019:

(dollars in millions)	2021	Change	2020	Change	2019
Gross profit	$360.6	48.1%	$243.6	14.1%	$213.4
Gross margin	51.3%		49.9%		50.7%

Our gross margin increased in 2021 as compared to 2020 as manufacturing efficiencies were mostly offset by an unfavorable change in end-market mix. Our gross margin decreased in 2020 as compared to 2019 due to an unfavorable change in end-market mix, with a greater amount of revenues coming from lower-margin end markets.

Research and development expenses. Research and development (R&D) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the years ended December 31, 2021, 2020 and 2019:

(dollars in millions)	2021	Change	2020	Change	2019
R&D expenses	$84.9	3.9%	$81.7	11.2%	$73.5
Headcount (at period end)	304		280		263

R&D expenses increased in 2021 compared to 2020 due to higher salary and related expenses driven by increased headcount and annual merit increases, higher stock-based compensation expense related to performance-based awards and increased equipment-related expenses. R&D expenses increased in 2020 compared to 2019 due to higher salary and related expenses driven by expansion of headcount and annual merit increases, increased equipment-related expenses in support of product development as well as higher stock-based compensation expense primarily related to performance-based awards.

Sales and marketing expenses. Sales and marketing (S&M) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The following table compares sales and marketing expenses for the years ended December 31, 2021, 2020 and 2019:

(dollars in millions)	2021	Change	2020	Change	2019
Sales and marketing expenses	$60.8	11.6%	$54.5	0.4%	$54.3
Headcount (at period end)	280		265		260

S&M expenses increased in 2021 compared to 2020 due to increased commissions expense driven by increased sales, higher salary and related expenses from the expansion of headcount, and higher stock-based compensation expense primarily related to performance-based awards. S&M expenses increased in 2020 as compared to 2019 due to higher salary and related expenses from the expansion of headcount and higher stock-based compensation expense primarily related to performance-based awards. These factors were partially offset by lower travel expenses, trade event and promotional activities resulting from restrictions associated with the COVID-19 pandemic, as well as lower amortization of intangibles.

General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2021, 2020 and 2019:

(dollars in millions)	2021	Change	2020	Change	2019
G&A expenses	$39.8	8.0%	$36.9	(1.8)%	$37.6
Headcount (at period end)	70		68		63

G&A expenses increased in 2021 due to higher stock-based compensation expense related to performance-based awards partially offset by lower patent-litigation expenses. G&A expenses decreased in 2020 due to lower patent-litigation expenses partially offset by higher stock-based compensation expense primarily related to performance-based awards.

Litigation settlement. Litigation settlement in fiscal 2019 represents a $169.0 million gain, net of direct legal fees, due to a favorable legal settlement with ON Semiconductor Corporation, pursuant to which all outstanding legal and administrative disputes were dismissed, withdrawn, and/or terminated.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The following table compares other income for the years ended December 31, 2021, 2020 and 2019:

(dollars in millions)	2021	Change	2020	Change	2019
Other income	$1.1	(77.4)%	$4.8	(11.8)%	$5.4

Other income decreased in 2021 due primarily to lower interest income, as lower yields earned on our cash and investments more than offset the impact of higher cash and investment balances. Other income decreased in 2020 due primarily to lower interest income, reflecting lower yields earned on our cash and investments despite higher cash and investment balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The following table compares the provision for income taxes for the years ended December 31, 2021, 2020 and 2019:

(dollars in millions)	2021	Change	2020	Change	2019
Provision for income taxes	$11.7	187.7%	$4.1	(85.9)%	$28.9
Effective tax rate	6.7%		5.4%		13.0%

In 2021, 2020 and 2019, the effective tax rate was lower than the statutory U.S. federal income-tax rates of 21% due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based compensation. Additionally, in 2021, our effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction. For additional details, refer to Note 11, Provision for Income Taxes, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We had approximately $530.4 million in cash, cash equivalents and short-term marketable securities at December 31, 2021 compared to $449.2 million at December 31, 2020 and $411.1 million at December 31, 2019. As of December 31, 2021, 2020 and 2019, we had working capital, defined as current assets less current liabilities, of approximately $614.5 million, $538.7 million and $490.9 million, respectively.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022 to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on

June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2021 and 2020, we had no advances outstanding under the Credit Agreement.

Cash from Operating Activities

Our operating activities generated cash of $230.9 million, $125.6 million and $224.5 million in the years ended December 31, 2021, 2020 and 2019, respectively. We generate cash primarily from operating activities in the ordinary course of business. In addition, in 2019 our cash generated from operating activities was favorably impacted by the settlement of our patent litigation with ON Semiconductor Corporation.

In 2021, our net income was $164.4 million, which included non-cash expenses of $37.6 million of stock-based compensation, $31.5 million of depreciation and $3.5 million of intangibles amortization. Sources of cash also included a $4.1 million increase in accounts payable (excluding payables related to property and equipment) due to timing of payments, a $4.3 million decrease in prepaid expenses and other assets and a $3.6 million decrease in inventories. These sources of cash were partially offset by a $13.2 million increase in deferred income taxes, a $5.5 million increase in accounts receivable due to increased shipments and a $4.1 million decrease in taxes payable and accrued liabilities.

In 2020, our net income was $71.2 million, which included non-cash expenses of $30.9 million of stock-based compensation, $23.7 million of depreciation and $4.4 million of intangibles amortization. Sources of cash also included a $9.1 million decrease in prepaid expenses and other assets, primarily driven by taxes refunded, a $5.7 million increase in accounts payable (excluding payables related to property and equipment) and a $4.1 million increase in taxes payable and accrued liabilities, in each case due to the timing of payments. These sources of cash were partially offset by an $11.3 million increase in accounts receivable due to increased shipments and the timing of collections, a $12.5 million increase in inventories, reflecting impact of a market slowdown during the first half of the year and higher inventory levels to support anticipated future demand.

In 2019, our net income was $193.5 million, which included a $169.0 million gain, net of direct legal fees, from a favorable litigation settlement, $23.3 million of stock-based compensation, $19.2 million of depreciation and $5.2 million of intangibles amortization. Sources of cash also included a $10.6 million increase in taxes payable and accrued liabilities due primarily to increased taxes payable as result of favorable litigation settlement. These sources of cash were partially offset by a $13.3 million increase in accounts receivable due to increased shipments and the timing of collections, a $9.5 million increase in inventories in anticipation of future demand, and a $6.6 million decrease in accounts payable due to the timing of payments.

Cash from Investing Activities

Our investing activities in the year ended December 31, 2021 resulted in a $232.8 million net use of cash, consisting primarily of $185.6 million for purchases of marketable securities, net of sales and maturities, and $47.3 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products, as well as construction of an office building in Switzerland.

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

Cash from Financing Activities

Our financing activities in the year ended December 31, 2021, resulted in a $98.8 million net use of cash. Financing activities consisted primarily of $73.9 million for the repurchase of our common stock and $32.6 million for the payment of dividends to stockholders, partially offset by proceeds of $7.7 million from the issuance of common stock, including the exercise of employee stock options and issuance of shares through our employee stock purchase plan.

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

In January 2021, our board of directors raised the quarterly cash dividend by an additional $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. In October 2021, our board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.15 per share (the first in lieu of the $0.13 per share announced in January 2021) to be paid to stockholders of record at the end of the fourth quarter in 2021 and at the end of each quarter in 2022.

In January 2022, our board of directors raised the quarterly cash dividend an additional $0.03 per share with the declaration of four cash dividends of $0.18 per share (in lieu of the $0.15 per share announced in October 2021) to be paid to stockholders of record at the end of each quarter in 2022. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Stock Repurchases

Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $80.0 million in October 2018, $50.0 million in April 2021 and another $50.0 million in October 2021 with repurchases to be executed according to pre-defined price/volume guidelines. In 2019, we repurchased 242,000 shares for approximately $7.3 million. In 2020, we repurchased 63,000 shares for approximately $2.6 million. In 2021, we repurchased 878,000 shares for approximately $73.9 million. As of December 31, 2021, we had $67.3 million remaining under our repurchase program, all of which was utilized in January 2022.

In January 2022, our board of directors authorized the use of an additional $100.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

Capital Expenditures

Cash paid for property and equipment in the year ended December 31, 2021 was $47.3 million. As of December, 31, 2021, our non-cancelable commitments for property and equipment was $10.9 million. We expect capital expenditures in fiscal 2022 to be primarily for machinery and equipment for use in the manufacture of our products to support our continued growth. We expect to fund these capital expenditures with cash on hand as well as cash provided by future operations.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017 generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of December 31, 2021, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

Off-Balance-Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2021, we had the following non-cancelable contractual obligations:

	Payments Due by Period
		Less than 1
(In thousands)	Total	Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations(1)	$12,493	$3,472	$5,966	$1,716	$1,339
Purchase obligations(2)	$74,191	$74,191	—	—	—

(1)	Operating lease obligations represent undiscounted non-cancelable remaining lease payments.
(2)	Purchase obligations represent commitments to our suppliers and other parties for the purchases of goods and services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, and purchases of property and equipment.

In addition to operating lease and purchase obligations, we have a contractual obligation related to income tax as of December 31, 2021, which primarily comprises unrecognized tax benefits of approximately $21.4 million, and was classified as contra deferred tax assets or long-term income taxes payable in our consolidated balance sheet. As of December 31, 2021 we also had approximately $4.0 million classified as long-term income taxes payable related to the estimated one-time transition tax from the enactment of the Tax Act which will be payable in four annual installments. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy the cash requirements for these contractual obligations.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2021 and 2020, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2021 or December 31, 2020, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2021, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2021. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2021
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$104	$207

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.

We have R&D and sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2021 and 2020, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 7, 2022

We have served as the Company’s auditor since 2005.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands)	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,117	$258,874
Short-term marketable securities	372,235	190,318
Accounts receivable, net	41,393	35,910
Inventories	99,266	102,878
Prepaid expenses and other current assets	15,804	13,252
Total current assets	686,815	601,232
PROPERTY AND EQUIPMENT, net	179,824	166,188
INTANGIBLE ASSETS, net	9,012	12,506
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	16,433	3,339
OTHER ASSETS	30,554	28,225
Total assets	$1,014,487	$903,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,721	$34,712
Accrued payroll and related expenses	15,492	14,806
Taxes payable	1,210	902
Other accrued liabilities	11,898	12,106
Total current liabilities	72,321	62,526
LONG-TERM INCOME TAXES PAYABLE	15,280	15,588
OTHER LIABILITIES	14,854	14,814
Total liabilities	102,455	92,928
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000 shares
Outstanding - 59,913 and 59,910 shares in 2021 and 2020, respectively	28	28
Additional paid-in capital	162,301	190,920
Accumulated other comprehensive loss	(3,737)	(2,163)
Retained earnings	753,440	621,626
Total stockholders’ equity	912,032	810,411
Total liabilities and stockholders’ equity	$1,014,487	$903,339

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
NET REVENUES	$703,277	$488,318	$420,669
COST OF REVENUES	342,638	244,728	207,267
GROSS PROFIT	360,639	243,590	213,402

OPERATING EXPENSES:
Research and development	84,933	81,711	73,470
Sales and marketing	60,808	54,497	54,297
General and administrative	39,840	36,895	37,582
Litigation settlement	—	—	(168,969)
Total operating expenses	185,581	173,103	(3,620)
INCOME FROM OPERATIONS	175,058	70,487	217,022
OTHER INCOME	1,077	4,764	5,392
INCOME BEFORE INCOME TAXES	176,135	75,251	222,414
PROVISION FOR INCOME TAXES	11,722	4,075	28,946
NET INCOME	$164,413	$71,176	$193,468

EARNINGS PER SHARE:
Basic	$2.73	$1.19	$3.31
Diluted	$2.67	$1.17	$3.24

SHARES USED IN PER SHARE CALCULATION:
Basic	60,327	59,657	58,534
Diluted	61,467	60,845	59,632

The accompanying notes are an integral part of these consolidated financial statements. The Earnings Per Share and Shares Used in Per Share Calculation information presented above reflects the effect of the August 2020 stock split. Refer to Note 10, Earnings Per Share, in this Form 10-K for details.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income	$164,413	$71,176	$193,468
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2021, 2020 and 2019	(486)	(183)	(518)
Unrealized gain (loss) on marketable securities, net of $0 tax in 2021, 2020 and 2019	(2,055)	307	849
Unrealized actuarial gain (loss) on pension benefits, net of tax of ($334), ($308) and $497 in 2021, 2020 and 2019, respectively	967	843	(1,772)
Total other comprehensive income (loss)	(1,574)	967	(1,441)
TOTAL COMPREHENSIVE INCOME	$162,839	$72,143	$192,027

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2019	57,778	$28	$126,164	$(1,689)	$402,569	$527,072
Issuance of common stock under employee stock option and stock award plans	1,130	—	4,359	—	—	4,359
Repurchase of common stock	(242)	—	(7,302)	—	—	(7,302)
Issuance of common stock under employee stock purchase plan	196	—	5,549	—	—	5,549
Stock-based compensation expense related to employee stock options and awards	—	—	21,686	—	—	21,686
Stock-based compensation expense related to employee stock purchases	—	—	1,661	—	—	1,661
Payment of dividends to stockholders	—	—	—	—	(20,506)	(20,506)
Unrealized actuarial loss on pension benefits	—	—	—	(1,772)	—	(1,772)
Unrealized gain on marketable securities	—	—	—	849	—	849
Foreign currency translation adjustment	—	—	—	(518)	—	(518)
Net income	—	—	—	—	193,468	193,468
BALANCE AT DECEMBER 31, 2019	58,862	28	152,117	(3,130)	575,531	724,546
Issuance of common stock under employee stock option and stock award plans	963	—	4,608	—	—	4,608
Repurchase of common stock	(63)	—	(2,636)	—	—	(2,636)
Issuance of common stock under employee stock purchase plan	148	—	5,919	—	—	5,919
Stock-based compensation expense related to employee stock awards	—	—	28,952	—	—	28,952
Stock-based compensation expense related to employee stock purchases	—	—	1,960	—	—	1,960
Payment of dividends to stockholders	—	—	—	—	(25,081)	(25,081)
Unrealized actuarial gain on pension benefits	—	—	—	843	—	843
Unrealized gain on marketable securities	—	—	—	307	—	307
Foreign currency translation adjustment	—	—	—	(183)	—	(183)
Net income	—	—	—	—	71,176	71,176
BALANCE AT DECEMBER 31, 2020	59,910	28	190,920	(2,163)	621,626	810,411
Issuance of common stock under employee stock option and stock award plans	780	—	1,644	—	—	1,644
Repurchase of common stock	(878)	(1)	(73,937)	—	—	(73,938)
Issuance of common stock under employee stock purchase plan	101	1	6,065	—	—	6,066
Stock-based compensation expense related to employee stock awards	—	—	35,647	—	—	35,647
Stock-based compensation expense related to employee stock purchases	—	—	1,962	—	—	1,962
Payment of dividends to stockholders	—	—	—	—	(32,599)	(32,599)
Unrealized actuarial gain on pension benefits	—	—	—	967	—	967
Unrealized loss on marketable securities	—	—	—	(2,055)	—	(2,055)
Foreign currency translation adjustment	—	—	—	(486)	—	(486)
Net income	—	—	—	—	164,413	164,413
BALANCE AT DECEMBER 31, 2021	59,913	$28	$162,301	$(3,737)	$753,440	$912,032

The accompanying notes are an integral part of these consolidated financial statements. The Shares presented above reflects the effect of the August 2020 stock split. Refer to Note 10, Earnings Per Share, in this Form 10-K for details.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,413	$71,176	$193,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,454	23,743	19,190
Amortization of intangibles	3,494	4,359	5,213
Loss on disposal of property and equipment	3,105	525	249
Stock-based compensation expense	37,609	30,912	23,347
Amortization of premium on marketable securities	1,590	705	(192)
Deferred income taxes	(13,240)	(592)	4,019
Increase (decrease) in accounts receivable allowance for credit losses	18	(336)	57
Change in operating assets and liabilities:
Accounts receivable	(5,501)	(11,300)	(13,259)
Inventories	3,612	(12,498)	(9,523)
Prepaid expenses and other assets	4,326	9,153	(2,132)
Accounts payable	4,067	5,697	(6,556)
Taxes payable and accrued liabilities	(4,079)	4,095	10,618
Net cash provided by operating activities	230,868	125,639	224,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,272)	(70,598)	(24,114)
Proceeds from sale of property and equipment	35	651	—
Acquisition of technology licenses	—	—	(1,026)
Purchases of marketable securities	(554,018)	(109,703)	(207,240)
Proceeds from sales and maturities of marketable securities	368,457	151,385	70,334
Net cash used in investing activities	(232,798)	(28,265)	(162,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	7,710	10,527	9,908
Repurchase of common stock	(73,938)	(2,636)	(7,302)
Payments of dividends to stockholders	(32,599)	(25,081)	(20,506)
Net cash used in financing activities	(98,827)	(17,190)	(17,900)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(100,757)	80,184	44,553
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	258,874	178,690	134,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,117	$258,874	$178,690

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$10,879	$5,937	$4,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$25,644	$(1,973)	$21,327

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

Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for receivables, inventories, litigation and income taxes. These estimates are based on historical facts and various other factors, which the Company believes to be reasonable at the time the estimates are made. However, as the effects of future events cannot be determined with precision, actual results could differ significantly from management’s estimates.

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result, the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its consolidated balance sheet. As of December 31, 2021 and 2020, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds, government securities and/or other high-quality commercial securities.

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $1.9 million, $1.8 million and $1.4 million in 2021, 2020 and 2019, respectively.

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2021, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in the consolidated statements of income.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in the accompanying consolidated statements of income. The Company realized a foreign exchange transaction loss of $0.6 million, $0.5 million and $0.3 million in 2021, 2020 and 2019 respectively.

The functional currencies of the Company’s other subsidiaries are the local currencies. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries’ financial statements have been included accumulated other comprehensive loss in stockholders’ equity.

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

Advertising

Advertising costs are expensed as incurred and amounted to $1.3 million, $1.2 million and $1.4 million in 2021, 2020 and 2019, respectively.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	December 31,	December 31,
(In thousands)	2021	2020
Accounts receivable trade	$87,503	$66,703
Allowance for ship and debit	(41,599)	(26,435)
Allowance for stock rotation and rebate	(4,066)	(3,931)
Allowance for credit losses	(445)	(427)
Total	$41,393	$35,910

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

	Year Ended
	December 31,
(In thousands)	2021	2020
Beginning balance	$(427)	$(763)
Provision for credit loss expense	(1,023)	(621)
Receivables written off	74	198
Recoveries collected	931	759
Ending balance	$(445)	$(427)

Inventories

	December 31,	December 31,
(In thousands)	2021	2020
Raw materials	$24,131	$32,131
Work-in-process	31,788	39,469
Finished goods	43,347	31,278
Total	$99,266	$102,878

Property and Equipment

	December 31,	December 31,
(In thousands)	2021	2020
Land	$22,187	$22,189
Construction-in-progress	22,661	34,886
Building and improvements	81,027	64,808
Machinery and equipment	235,066	202,698
Computer software and hardware and office furniture and fixtures	57,926	55,591
Total	418,867	380,172
Less: Accumulated depreciation	(239,043)	(213,984)
Property and equipment, net	$179,824	$166,188

Depreciation expense for property and equipment for fiscal years ended December 31, 2021, 2020 and 2019, was approximately $31.5 million, $23.7 million and $19.2 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4 - 40	years
Machinery and equipment	2 - 8	years
Computer software and hardware and office furniture and fixtures	4 - 7	years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2021, 2020 and 2019, was approximately $174.6 million, $167.0 million and $160.7 million, respectively. In 2021, 2020 and 2019, approximately 14%, 14% and 14%, respectively, of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors. Also in 2021 and 2020, approximately 15% and 14% of total property and equipment (excluding accumulated depreciation) was held by one of the Company’s subcontractors in Malaysia. No other country held 10% or more of total property and equipment in the periods presented.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three years ended December 31, 2021:

	Unrealized Gains
	and Losses on			Foreign
	Available-for-Sale	Defined Benefit		Currency
(In thousands)	Securities	Pension Items		Items	Total
Balance at January 1, 2019	$(266)	$(712)		$(711)	$(1,689)
Other comprehensive income (loss) before reclassifications	849	(1,839)		(518)	(1,508)
Amounts reclassified from accumulated other comprehensive loss	—	67	(1)	—	67
Other comprehensive loss	849	(1,772)		(518)	(1,441)
Balance at December 31, 2019	583	(2,484)		(1,229)	(3,130)
Other comprehensive income (loss) before reclassifications	307	636		(183)	760
Amounts reclassified from accumulated other comprehensive loss	—	207	(1)	—	207
Other comprehensive income	307	843		(183)	967
Balance at December 31, 2020	890	(1,641)		(1,412)	(2,163)
Other comprehensive income (loss) before reclassifications	(2,055)	800		(486)	(1,741)
Amounts reclassified from accumulated other comprehensive loss	—	167	(1)	—	167
Other comprehensive loss	(2,055)	967		(486)	(1,574)
Balance at December 31, 2021	$(1,165)	$(674)		$(1,898)	$(3,737)
(1)	This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost for the years ended December 31, 2021, 2020 and 2019.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2021, and 2020, was as follows:

	Fair Value Measurement at
	December 31, 2021
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$172,237	$—	$172,237
Corporate securities	282,540	—	282,540
Money market funds	29,793	29,793	—
Total	$484,570	$29,793	$454,777

	Fair Value Measurement at
	December 31, 2020
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$253,855	$—	$253,855
Corporate securities	146,658	—	146,658
Money market funds	1,634	1,634	—
Total	$402,147	$1,634	$400,513

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2021, and 2020.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2021, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$89,965	$—	$—	$89,965
Corporate securities	7,285	—	(3)	7,282
Total	97,250	—	(3)	97,247
Investments due in 4-12 months:
Corporate securities	25,054	—	(42)	25,012
Total	25,054	—	(42)	25,012
Investments due in 12 months or greater:
Corporate securities	251,096	21	(1,141)	249,976
Total	251,096	21	(1,141)	249,976
Total marketable securities	$373,400	$21	$(1,186)	$372,235

Accrued interest receivable was $1.5 million at December 31, 2021 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

As of December 31, 2021, the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was recorded. The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2021:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$274,380	$(1,186)	$—	$—	$274,380	$(1,186)
Total marketable securities	$274,380	$(1,186)	$—	$—	$274,380	$(1,186)

As of December 31, 2020, the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was recorded.

The weighted average interest rate of investments at December 31, 2021 and 2020, was approximately 0.45% and 0.89%, respectively. In the year ended December 31, 2021 and 2020, no unrealized losses on marketable securities were recognized in income.

6. GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill as of December 31, 2021 and 2020 was $91.8 million; there were no changes to goodwill in either of the respective fiscal years.

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, domain name, in-process R&D and patent rights, and are reported net of accumulated amortization.

The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, customer relationships, technology licenses and in-place leases, which range from two to twelve years, with the exception of $1.3 million paid to acquire an internet domain name. The Company acquired the rights to the internet domain name www.power.com, which is now the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life. Amortization of acquired intangible assets was approximately $3.5 million, $4.4 million and $5.2 million in the years ended December 31, 2021, 2020 and 2019, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2021			December 31, 2020
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(31,603)	6,357	37,960	(29,126)	8,834
Customer relationships	16,700	(16,458)	242	16,700	(15,687)	1,013
Technology licenses	1,926	(774)	1,152	1,926	(528)	1,398
Total intangible assets	$57,847	$(48,835)	$9,012	$57,847	$(45,341)	$12,506

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2021, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2022	$2,415
2023	2,173
2024	1,279
2025	832
2026	687
Thereafter	365
Total	$7,751

7. STOCK PLANS AND SHARE BASED COMPENSATION:

The share and per share information for all periods presented in this Form 10-K has been adjusted for the effect of the August 2020 stock split. Refer to Note 10, Earnings Per Share, in this Form 10-K for details.

Stock Plans

As of December 31, 2021, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2016 Incentive Award Plan

The 2016 Incentive Award Plan (2016 Plan) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The 2016 Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the 2016 Plan. As of December 31, 2021, 2.6 million awards have been issued, net of forfeitures or cancellations, and approximately 4.4 million shares of common stock remain available for future grant under the 2016 Plan.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (Purchase Plan), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months' duration. An aggregate of 7.5 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2021, of the shares reserved for issuance, 6.7 million shares had been purchased and 0.8 million shares were reserved for future issuance under the Purchase Plan.

Shares Reserved

As of December 31, 2021, the Company had approximately 5.5 million shares of common stock reserved for future grant under all stock plans.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cost of revenues	$2,359	$1,963	$1,237
Research and development	12,127	10,378	8,423
Sales and marketing	7,630	6,290	5,015
General and administrative	15,493	12,281	8,672
Total stock-based compensation expense	$37,609	$30,912	$23,347

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2021:

	Unrecognized Compensation	Weighted Average
	Expense for Unvested	Remaining Recognition
	Awards	Period
	(In thousands)	(In years)
Long-term performance-based awards	$7,474	1.19
Restricted stock units	35,707	2.26
Purchase plan	174	0.08
Total unrecognized compensation expense	$43,355

Stock-based compensation expense in the year ended December 31, 2021, was approximately $37.6 million, comprising approximately $19.9 million related to restricted stock units, $15.7 million related to performance-based awards and $2.0 million related to the Company’s Purchase Plan.

Stock-based compensation expense in the year ended December 31, 2020, was approximately $30.9 million, comprising approximately $18.7 million related to restricted stock units, $10.2 million related to performance-based awards and $2.0 million related to the Company’s Purchase Plan.

Stock-based compensation expense in the year ended December 31, 2019, was approximately $23.3 million, comprising approximately $17.5 million related to restricted stock units, $4.1 million related to performance-based awards and $1.7 million related to the Company’s Purchase Plan.

The Company did not grant stock options in the years ended December 31, 2021, 2020 and 2019, and therefore no fair-value assumptions are reported.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rates	0.07%	0.90%	2.28%
Expected volatility rates	41%	47%	37%
Expected dividend yield	0.57%	0.78%	0.91%
Expected term of purchase rights (in years)	0.50	0.50	0.50
Weighted-average estimated fair value of purchase rights	$23.92	$15.73	$19.39

A summary of stock options outstanding as of December 31, 2021, and activity during three years then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at January 1, 2019	670	$16.21
Granted	—	—
Exercised	(335)	$12.98
Forfeited or expired	—	—
Outstanding at December 31, 2019	335	$19.44
Granted	—	—
Exercised	(243)	$18.99
Forfeited or expired	—	—
Outstanding at December 31, 2020	92	$20.63
Granted	—	—
Exercised	(80)	$20.50
Forfeited or expired	—	—
Outstanding at December 31, 2021	12	$21.44	0.35	$857
Vested and Exercisable at December 31, 2021	12		0.35	$857

The total intrinsic value of options exercised during the year ended December 31, 2021, 2020 and 2019, was $4.9 million, $9.1 million and $8.3 million, respectively.

The following table summarizes the stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
(Shares in thousands)	Options	Contractual Term	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(In years)	Price	Exercisable	Price
$21.44 - $21.44	12	0.35	$21.44	12	$21.44

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

A summary of PSU awards outstanding as of December 31, 2021, and activity during the three years then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2019	52	$31.44
Granted	185	$35.06
Vested	(52)	$31.44
Forfeited or canceled	(64)	$35.06
Outstanding at December 31, 2019	121	$35.06
Granted	150	$46.31
Vested	(121)	$35.06
Forfeited or canceled	—	—
Outstanding at December 31, 2020	150	$46.27
Granted	105	$84.48
Vested	(150)	$46.27
Forfeited or canceled	(1)	$85.01
Outstanding at December 31, 2021	104	$84.47	—	$9,701
Outstanding and expected to vest at December 31, 2021	104		—	$9,701

In January 2021, it was determined that approximately 150,000 shares subject to the PSUs granted in 2020 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2021. The grant-date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2021, 2020 and 2019 was approximately $6.9 million, $4.2 million and $1.6 million, respectively.

PRSU Awards (Long-term Performance Based)

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU Plan’s established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. Recipients of a PRSU award generally must remain employed by the Company on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. The performance goals for PRSUs granted in fiscal 2021, 2020 and 2019 were based on the Company’s annual revenue growth over the respective three-year performance period.

Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of PRSU awards outstanding as of December 31, 2021, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2019	426	$27.74
Granted	144	$34.09
Vested	(140)	$21.63
Forfeited or canceled	(143)	$31.50
Outstanding at December 31, 2019	287	$32.03
Granted	152	$49.67
Vested	—	—
Forfeited or canceled	(138)	$29.95
Outstanding at December 31, 2020	301	$41.90
Granted	103	$82.92
Vested	(6)	$29.94
Forfeited or canceled	(15)	$40.05
Outstanding at December 31, 2021	383	$53.14	0.92	$35,537
Outstanding and expected to vest at December 31, 2021	383		0.92	$35,537

In January 2021 it was determined that approximately 6,000 shares subject to the PRSUs granted in 2018 vested in aggregate; the shares were released to the Company’s executives in the first quarter of 2021. The grant-date fair value of PRSU awards released, which were fully vested, in the years ended December 31, 2021 and 2019 was approximately $0.2 million and $3.0 million, respectively.

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

A summary of RSU awards outstanding as of December 31, 2021, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2019	1,790	$29.10
Granted	582	$34.90
Vested	(603)	$28.10
Forfeited	(50)	$31.72
Outstanding at December 31, 2019	1,719	$31.33
Granted	439	$44.82
Vested	(599)	$30.25
Forfeited	(41)	$36.77
Outstanding at December 31, 2020	1,518	$35.51
Granted	271	$83.79
Vested	(546)	$35.03
Forfeited	(99)	$39.85
Outstanding at December 31, 2021	1,144	$46.81	1.25	$106,306
Outstanding and expected to vest at December 31, 2021	1,081		1.20	$100,433

The grant-date fair value of RSUs vested in the years ended December 31, 2021, 2020 and 2019, was approximately $19.1 million, $18.1 million and $16.9 million, respectively.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

Customer Concentration

The Company’s top ten customers accounted for approximately 78%, 62% and 54% of revenues in 2021, 2020 and 2019, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors in 2021, 2020 and 2019 were $525.7 million, $367.7 million and $304.6 million, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective years:

	Year Ended December 31,
Customer	2021	2020	2019
Avnet	30%	19%	11%
Honestar Technologies Co., Ltd.	16%	11%	*

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, 86% and 90% of accounts receivable were concentrated with the Company’s top ten customers, respectively.

The following customers represented 10% or more of accounts receivable:

	December 31,	December 31,
Customer	2021	2020
Avnet	45%	50%
Powertech Distribution Ltd.	* %	10%

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues based on “bill to” customer locations were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
United States of America	$17,238	$11,065	$10,662
Hong Kong/China	446,980	306,938	237,341
Taiwan	25,991	21,650	36,297
Korea	59,501	40,059	30,395
Western Europe (excluding Germany)	35,835	33,564	36,025
Japan	25,101	17,453	15,496
Germany	32,664	23,242	20,197
Other	59,967	34,347	34,256
Total net revenues	$703,277	$488,318	$420,669

9. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:

Common Stock Repurchases

Over the years the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock. In October 2018, the Company’s board of director’s authorized the use of $80.0 million for the repurchase of the Company’s common stock, and in each of April 2021 and October 2021, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In 2021, 2020 and 2019 the Company purchased approximately 878,000, 63,000 and 242,000 shares, respectively, for approximately $73.9 million, $2.6 million and $7.3 million, respectively. As of December 31, 2021, the Company had $67.3 million available for future stock repurchases, all of which was utilized in January 2022.

In January 2022, the Company’s board of directors authorized the use of an additional $100.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements and business conditions as well as other factors.

Common Stock Dividend

The following table presents the quarterly dividends declared per share of the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
First Quarter	$0.13	$0.095	$0.085
Second Quarter	$0.13	$0.105	$0.085
Third Quarter	$0.13	$0.110	$0.085
Fourth Quarter	$0.15	$0.110	$0.095

The Company paid a total of approximately $32.6 million, $25.1 million and $20.5 million in cash dividends during 2021, 2020 and 2019, respectively.

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

In January 2021, the Company’s board of directors raised the quarterly cash dividend by $0.02 per share with the declaration of four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. In October 2021, the Company’s board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.15 per share (the first in lieu of the $0.13 per share announced in January 2021) to be paid to stockholders of record at the end of the fourth quarter in 2021 and at the end of each quarter in 2022.

In January 2022, the Company’s board of directors raised the quarterly cash dividend by an additional $0.03 per share with the declaration of four cash dividends of $0.18 per share (in lieu of the $0.15 per share announced in October 2021) to be paid to stockholders of record at the end of each quarter in 2022.

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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Basic earnings per share:
Net income	$164,413	$71,176	$193,468
Weighted-average common shares	60,327	59,657	58,534
Basic earnings per share	$2.73	$1.19	$3.31
Diluted earnings per share: (1)
Net income	$164,413	$71,176	$193,468
Weighted-average common shares	60,327	59,657	58,534
Effect of dilutive awards:
Employee stock plans	1,140	1,188	1,098
Diluted weighted-average common shares	61,467	60,845	59,632
Diluted earnings per share	$2.67	$1.17	$3.24
(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included in the 2021, 2020 and 2019 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the years ended December 31, 2021, 2020 and 2019, no outstanding stock awards were determined to be anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

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

U.S. and foreign components of income (loss) before income taxes were:

	Year Ended December 31,
(In thousands)	2021	2020	2019
U.S. operations	$241	$(6,252)	$82,692
Foreign operations	175,894	81,503	139,722
Total income before income taxes	$176,135	$75,251	$222,414

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current provision (benefit):
Federal	$23,648	$2,788	$18,293
State	2	(181)	184
Foreign	1,608	1,677	1,293
	25,258	4,284	19,770
Deferred provision (benefit):
Federal	(11,449)	348	9,683
State	—	—	—
Foreign	(2,087)	(557)	(507)
	(13,536)	(209)	9,176
Total	$11,722	$4,075	$28,946

The provision for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2021	2020	2019
Provision (benefit) computed at Federal statutory rate	21.0%	21.0%	21.0%
Business tax credits	(3.6)	(7.4)	(2.4)
Stock-based compensation	(0.6)	(0.1)	(0.2)
Foreign income taxed at different rate	(23.8)	(22.0)	(12.7)
GILTI inclusion	13.1	10.7	6.2
Valuation allowance	1.3	2.6	0.8
Other	(0.7)	0.6	0.3
Total	6.7%	5.4%	13.0%

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

The components of the net deferred income tax assets (liabilities) were as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Other reserves and accruals	$17,193	$3,707
Tax credit carry-forwards	23,647	20,713
Stock compensation	1,278	1,494
Capital losses	159	158
Net operating loss	2,370	2,303
Other	692	1,023
Valuation allowance	(27,085)	(24,160)
	18,254	5,238
Deferred tax liabilities:
Depreciation	(1,750)	(1,974)
	(1,750)	(1,974)
Net deferred tax assets	$16,504	$3,264

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

As of December 31, 2021, the Company continues to maintain a valuation allowance primarily as a result of capital losses for federal purposes, and on its California, New Jersey and Canada deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.

As of December 31, 2021, the Company had utilized all of its federal research and development tax credit carryforwards. As of December 31, 2021, the Company had California research and development tax credit carryforwards of approximately $33.9 million (there is no expiration of research and development tax credit carryforwards for the state of California) and California net operating losses of $45.6 million which will begin to expire in 2032. As of December 31, 2021, the Company had Canadian scientific research and experimental development tax credit carryforwards of approximately $3.9 million and New Jersey research and experimental development tax credit carryforwards of approximately $0.8 million, which will start to expire in 2030 and 2026, respectively.

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

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized
(In thousands)	Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2019	$18,607
Gross Increase for Tax Positions of Current Year	1,379
Gross Decrease for Tax Positions of Prior Years	(937)
Unrecognized Tax Benefits Balance at December 31, 2019	19,049
Gross Increase for Tax Positions of Current Year	2,002
Gross Decrease for Tax Positions of Prior Years	—
Unrecognized Tax Benefits Balance at December 31, 2020	21,051
Gross Increase for Tax Positions of Current Year	2,068
Gross Decrease for Tax Positions of Prior Years	(1,756)
Unrecognized Tax Benefits Balance at December 31, 2021	$21,363

The Company’s total unrecognized tax benefits as of December 31, 2021, 2020 and 2019, were $21.4 million, $21.1 million and $19.0 million, respectively. An income tax benefit of $10.6 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $0.8 million and $0.1 million as of December 31, 2021 and 2020, respectively, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.

As of December 31, 2021, the Company has concluded all U.S. federal income tax matters for the years through 2012. However, due to tax attributes, the IRS may calculate tax adjustments for subsequent years for positions taken prior to 2012. As of December 31, 2021, the Company’s 2018 and 2019 tax years are under audit by the California Franchise Tax Board.

12. LEASES AND COMMITMENTS:

Facilities and Leases

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, a design center in Germany and a multipurpose office building in Switzerland. The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $3.3 million, $2.7 million and $2.5 million in the years ended December 31, 2021, 2020 and 2019, respectively, while short-term and variable lease expenses were not material during these periods.

Balance sheet information related to leases was as follows:

		December 31,	December 31,
(In thousands)	Balance Sheet Classification	2021	2020
Right-of-use assets
Operating lease assets	Other assets	$11,887	$10,295

Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$3,050	$2,682
Non-current operating lease liabilities	Other liabilities	8,371	7,345
Total		$11,421	$10,027

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

	December 31,		December 31,
Lease term and discount rate	2021		2020
Weighted average remaining lease term	4.2	years	4.2	years
Weighted average discount rate	3.3%		3.3%

Supplemental cash flows information related to leases was as follow:

	Year Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,538	$2,459
Right-of-use assets obtained in exchange for new operating lease obligations	$5,225	$2,947

Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2021, are as follows:

December 31,
(In thousands)	2021
2022	$3,472
2023	3,672
2024	2,294
2025	1,047
2026	669
Thereafter	1,339
Total future minimum lease payments	12,493
Less imputed interest	(1,072)
Total	$11,421

Purchase Obligations

At December 31, 2021, the Company had no non-cancelable purchase obligations that were due beyond one year.

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

On June 19, 2019, Opticurrent, LLC filed a follow-on lawsuit in the United States District Court for the Northern District of California accusing more of the Company’s products of infringement and seeking damages for the alleged infringement of the same claim of the same patent asserted in the parties’ prior litigation, as described above. Limited discovery has taken place, but proceedings are currently stayed for all but written discovery; no schedule has yet been set for expert discovery, dispositive motions, or trial. The Company believes it has strong defenses, independent of the issue on appeal in the first case, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow if necessary.

On May 10, 2021, Opticurrent, LLC filed another follow-on lawsuit in the United States District Court for the Eastern District of Texas accusing one of the Company’s customers of infringement based on the use of the Company’s products and seeking damages for the alleged infringement of the same claim of the same patent asserted in the parties’ prior litigation, as described above. The case is at the pleadings stage, but the Company believes it has strong defenses, independent of the issue on appeal in the parties’ first case, and intends to vigorously defend against Opticurrent’s claims against the Company’s technology, with appeals to follow if necessary.

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement initially went forward separately in their lawsuit against the Company’s customers in the District of Delaware, but the Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene in CogniPower’s customer lawsuit on February 1, 2021. The Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary. Moreover, given the United States Patent and Trademark Office’s institution of inter partes review proceedings against every independent claim CogniPower asserted in the litigation, the parties have agreed to stay the associated District Court litigation pending resolution of the IPRs.

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

The net periodic benefit cost of the Pension Plan was not material to the Company’s financial statements during the years ended December 31, 2021, 2020 and 2019. At December 31, 2021, the projected benefit obligation was $15.5 million, the plan assets were $9.5 million and the net pension liability was $6.0 million. As of December 31, 2020, the projected benefit obligation was $16.6 million, the plan assets were $9.7 million, and the net pension liability was $6.9 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2021 and 2020, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2022. The unrealized actuarial loss on pension benefits, net of tax, at December 31, 2021, 2020 and 2019 was $0.7 million, $1.6 million and $2.5 million, respectively. These amounts were reflected in Note 3 under the caption accumulated other comprehensive loss.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, Defined Benefits Plan, the Company recognizes the over-funded or under-funded status of its defined post-retirement plan as an asset or liability in its statement of financial position. The Company measured the plan assets and benefit obligations as of the date of the fiscal year-end.

15. BANK LINE OF CREDIT:

On July 27, 2016, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides the Company with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same.

The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. The Company was compliant with all covenants and had no advances outstanding under the Credit Agreement as of December 31, 2021.

Schedule II

Valuation and Qualifying Accounts

The Company maintains an allowance for the distributors’ ship and debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship and debit amounts and levels of inventory in the distributor channels.

The following is a summary of the activity in the allowance for ship and debit credits:

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
(In thousands)	Period	Expenses	Deductions (1)	of Period
Allowance for ship and debit credits:
Year ended December 31, 2019	$40,118	$230,278	$(236,921)	$33,475
Year ended December 31, 2020	$33,475	$257,765	$(264,805)	$26,435
Year ended December 31, 2021	$26,435	$311,443	$(296,279)	$41,599
(1)	Deductions relate to ship and debit credits issued which adjust the sales price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for the Company’s revenue recognition policy, including the Company’s accounting for ship and debit claims.

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2021, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of Power Integrations’ internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 7, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 7, 2022

Item 9B. Other Information.

Compensation Matters

On February 2, 2022, the Compensation Committee of the Board of Directors of Power Integrations, Inc. (the “Company”) took the following compensation actions with respect to the Company’s chief executive officer, chief financial officer, and other “named executive officers” as defined in Rule 402 of SEC Regulation S-K (collectively, the “Officers”).

2022 Performance-based Incentive Plan

Approved the 2022 Performance-based Incentive Plan (the “2022 PSU Plan”) as follows:

Each Officer, as described below, was granted performance stock units, referred to as “PSUs,” which will vest (referred to as a “payout” below) based on Company performance as against the 2022 PSU Plan’s established net revenue targets, non-GAAP operating income targets and strategic goals, each as established by the Compensation Committee. The 2022 target net revenue and non-GAAP operating income levels are intended to have difficulty in attainment levels consistent with the Company’s 2021 PSU Plan.

The portion of the performance stock units granted under the 2022 PSU Plan that will vest will be calculated independently for each of its net revenue, non-GAAP operating income and strategic goals components. “Net revenue” is as set forth in the Company’s annual report for 2022 to be filed with the Securities and Exchange Commission (“SEC”). “Non-GAAP operating income” means operating income for 2022 determined in accordance with GAAP but excluding the following items: (i) stock-based compensation expenses recorded under Accounting Standards Codification 718; (ii) amortization of acquisition-related intangible assets, and the fair-value write-up of acquired inventory; (iii) any other mergers and acquisitions related expenses; and (iv) any other adjustment made to arrive at the Company’s non-GAAP financial information as presented in the Company’s SEC filings. Further, in the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the net revenue and non-GAAP operating income targets shall be adjusted based on a revised plan approved by the Board of Directors. The strategic goals component is made up of five different strategic goals for the Company.

Weighting of the target components is as follows:

Net revenue	40%
Non-GAAP operating income	30%
Strategic goals	30%
Total	100%

Net Revenue Component of the 2022 PSU Plan:

No payout will be made under the net revenue component of the 2022 PSU Plan if the Company’s 2022 actual net revenue or relative revenue growth does not exceed at least the established minimum amount as set forth in the 2022 PSU Plan. To the extent 2022 actual net revenue or relative revenue growth is above the minimum amount, the payout increases linearly from zero at the minimum amount of net revenue or relative revenue growth as set forth in the 2022 PSU Plan up to 100% of the net revenue component of the target when actual net revenue equals target net revenue or relative revenue growth equals target relative revenue growth in the 2022 PSU Plan. If 2022 actual net revenue or relative revenue growth is above the target amount of net revenue or relative revenue growth, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the net revenue component of the target when actual net revenue or relative revenue growth equals or exceeds the established target to achieve the maximum payout under the net revenue component of the 2022 PSU Plan.

Non-GAAP Operating Income Component of the 2022 PSU Plan:

No payout will be made under the non-GAAP operating income component of the 2022 PSU Plan if the Company’s 2022 actual non-GAAP operating income does not exceed at least the established minimum amount of non-GAAP operating income as set forth in the 2022 PSU Plan. To the extent 2022 actual non-GAAP operating income is above the minimum amount of non-GAAP operating income, the payout increases linearly from zero at the minimum amount of non-GAAP operating income as set forth in the 2022 PSU Plan up to 100% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals target non-GAAP operating income in the 2022

PSU Plan. If 2022 actual non-GAAP operating income is above the target amount of non-GAAP operating income, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals or exceeds the established target to achieve the maximum payout under the non-GAAP operating income component of the 2022 PSU Plan.

Strategic Goals Component of the 2022 PSU Plan:

Each of the five goals in the strategic goals component of the 2022 PSU Plan is assigned a weighting percentage, which percentages range from 2% to 18%, and which collectively add up to 30%. If the Company’s 2022 actual achievement of a goal does not exceed at least the established minimum requirement for a particular goal, then no amount is earned for that goal. To the extent 2022 actual performance for a goal is better than the established minimum for the goal, then the payout increases linearly from zero at the minimum amount of performance as set forth in the 2022 PSU Plan up to 100% of the amount for that goal when actual performance equals target performance for that goal in the 2022 PSU Plan. To the extent 2022 actual performance for a goal is better than the established target for the goal, then the payout for performance above target increases linearly from the target amount actual performance, up to a maximum of 200% for the specific goal when actual performance equals or exceeds the established target to achieve the maximum payout under the specific goal as set forth in the 2022 PSU Plan.

2022 Target Performance Stock Units

Approved the 2022 target performance stock units for the Officers as follows:

Executive Officer	Title	2022 Target PSUs
Balu Balakrishnan	President and Chief Executive Officer	12,000
Sandeep Nayyar	Chief Financial Officer	4,000
Radu Barsan	Vice President, Technology	3,500
David “Mike” Matthews	Vice President, Product Development	2,500

The actual number of shares subject to the performance stock units is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if the actual net revenue, non-GAAP operating income and strategic goals achievement equal or exceed the established levels to achieve the maximum amount of the 2022 PSU Plan.

2022 Restricted Stock Unit Grants

Approved restricted stock units, referred to as “RSUs,” grants to the following Officers:

Executive Officer	Title	2022 RSU Grants
Balu Balakrishnan	President and Chief Executive Officer	34,000
Sandeep Nayyar	Chief Financial Officer	13,500
Radu Barsan	Vice President, Technology	10,800
David “Mike” Matthews	Vice President, Product Development	8,400

The RSU grants will be effective on the grant date. Twenty-five percent (25%) of the RSUs vest on the one-year anniversary of the vesting commencement date (as specified in the Officers’ RSU award agreements), and an additional twenty-five percent (25%) of the RSUs vest annually over the next three (3) years thereafter, subject to the respective Officer’s continuous service.

2022 Long-term Performance-Based Incentive Plan

Approved the 2022 Long-term Performance-Based Incentive Plan (“2022 PRSU Plan”) as follows:

Each Officer, as described below, was granted long term performance stock units, referred to as “PRSUs,” which will vest (referred to as a “payout” below) based on Company revenue performance as against the 2022 PRSU Plan’s established three-year (years 2022, 2023 and 2024) compound annual growth rate (“CAGR”) of revenue as measured against a specified index of the analog semiconductor industry CAGR (the “Index”). The level of performance of the Company’s three-year revenue CAGR as against the Index is intended to have a difficulty in attainment level consistent with the Company’s 2021 PRSU Plan. The portion of the performance stock units that will vest will be calculated based on the Company’s actual three-year revenue CAGR as compared to the Index and awarded in early 2025 upon approval by the Compensation Committee. In the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the Company’s target three-year revenue CAGR as against the Index shall be adjusted based on a revised plan approved by the Board of Directors.

No payout will be made in early 2025 under the 2022 PRSU Plan if the Company’s actual three-year revenue CAGR does not exceed at least the established minimum amount as measured against the Index as set forth in the 2022 PRSU Plan. To the extent the Company’s actual three-year revenue CAGR exceeds at least the established minimum amount as measured against the Index as set forth in the 2022 PRSU Plan, the payout increases linearly from zero at the minimum CAGR performance level as measured against the Index as set forth in the 2022 PRSU Plan up to 100% when the Company’s actual three-year revenue CAGR equals the target at the specified level as set forth in the 2022 PRSU Plan. If the Company’s actual three-year revenue CAGR exceeds the target, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the target when the Company’s actual three-year revenue CAGR equals or exceeds the established amount to achieve the maximum payout as set forth in the 2022 PRSU Plan. Except to the extent provided in the executive officer benefits agreements between the Company and each Officer, each Officer must be employed by the Company through the end of the performance period to receive stock pursuant to the PRSUs under the 2022 PRSU Plan.

2022 Target PRSUs

Approved the target 2022 PRSUs for the Officers as follows:

Executive Officer	Title	2022 Target PRSUs
Balu Balakrishnan	President and Chief Executive Officer	34,000
Sandeep Nayyar	Chief Financial Officer	4,500
Radu Barsan	Vice President, Technology	3,600
David “Mike” Matthews	Vice President, Product Development	2,800

The actual number of shares subject to the PRSUs is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if actual net revenue equals or exceeds the established level to achieve the maximum amount of the 2022 PRSU Plan.

2022 Salaries

Approved the 2022 salaries for the Officers, to be effective at the end of March 2022, as follows:

Executive Officer	Title	2022 Salary
Balu Balakrishnan	President and Chief Executive Officer	$695,000
Sandeep Nayyar	Chief Financial Officer	$430,000
Radu Barsan	Vice President, Technology	$400,000
David “Mike” Matthews	Vice President, Product Development	$365,000

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth under the caption “Information About our Executive Officers” in Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2021, or the Proxy Statement, and is incorporated herein by reference:

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

Item 15. Exhibits and Financial Statement Schedules

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

(b)   Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Description of Power Integrations, Inc. Common Stock	10-K	000-23441	4.1	2/6/2020

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-23441	10.1	7/29/2021

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.2	10/29/2020

10.6*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.7*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.8*	Director Equity Compensation Program	10-K	000-23441	10.1	2/7/2020

10.9*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.10*	Outside Director Cash Compensation Arrangements	10-K	000-23441	10.12	2/7/2020

10.11*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.3	10/29/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.12*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

10.13*	Power Integrations, Inc. Amended and Restated 2016 Incentive Award Plan	10-Q	000-23441	10.2	7/29/2021

10.14*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan	10-K	000-23441	10.25	2/8/2017

10.15*	Form of Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.26	2/8/2017

10.16*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan					X

10.17†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.32	8/7/2003

10.18†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.31	8/7/2003

10.19†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	8-K	000-23441	10.22	4/18/2006

10.20	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.21	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.6	8/8/2008

10.22†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.23†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.24†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

10.25†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.26†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017	10-Q	000-23441	10.1	10/26/2017

10.27††	Amendment Number Nine to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 6, 2019	10-Q	000-23441	10.2	4/25/2019

10.28†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.29†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

10.30†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.31†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.35	2/5/2021

10.32†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd	10-K	000-23441	10.36	2/5/2021

10.33†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.37	2/5/2021

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.34†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.38	2/5/2021

10.35†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.39	2/5/2021

10.36†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.46	2/8/2017

10.37†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.47	2/8/2017

10.38†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-K	000-23441	10.66	2/26/2010

10.39†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.40†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

10.41†	Amendment Number Two to the Wafer Supply Agreement, effective as of December 1, 2018, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries GmbH (formerly X-FAB Semiconductor Foundries AG)	10-K	000-23441	10.52	2/13/2019

10.42	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. And X-FAB Semiconductor Foundries AG, effective as of April 21, 2021	10-Q	000-23441	10.4	7/29/2021

10.43	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.44	First Amendment to Credit Agreement, dated April 30, 2018 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/26/2018

10.45	Second Amendment to Credit Agreement, dated June 7, 2021 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.3	7/29/2021

10.46*	2019 Executive Officer Compensation Arrangements and 2019 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/13/2019

10.47*	2018 Executive Officer Cash Compensation Arrangements and 2018 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/14/2018

10.48*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

10.49*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.50*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.51*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.52*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey	10-Q	000-23441	10.6	5/5/2014

10.53*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland	10-Q	000-23441	10.7	5/5/2014

10.54*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.55*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.10	5/5/2014

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.56*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

10.57††	ON Semiconductor Corporation Settlement Agreement	10-K	000-23441	10.61	2/7/2020

10.58††	ON Semiconductor Corporation Term Sheet	10-K	000-23441	10.62	2/7/2020

10.59†	Amendment Number Ten to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 16, 2019	10-Q	000-23441	10.1	5/7/2020

10.60†	Amendment Number Eleven to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 20, 2019	10-Q	000-23441	10.2	5/7/2020

10.61†††	Amendment Number Twelve to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of September 17, 2020	10-Q	000-23441	10.1	4/29/2021

10.62†	Amendment Number Nine to Wafer Supply Agreement, effective as of November 1, 2017 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.3	5/7/2020

10.63*	2020 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/7/2020

10.64*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.2	7/30/2020

10.65*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Douglas Bailey	10-Q	000-23441	10.3	7/30/2020

10.66*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.4	7/30/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.67*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Ben Sutherland	10-Q	000-23441	10.5	7/30/2020

10.68*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.6	7/30/2020

10.69*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.7	7/30/2020

10.70*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Clifford Walker	10-Q	000-23441	10.9	7/30/2020

10.71*	Executive Officer Benefits Agreement, dated as of February 1, 2021, between Power Integrations, Inc. and Sunil Gupta	10-K	000-23441	10.73	2/5/2021

10.72*	Executive Officer Benefits Agreement, dated as of June 14, 2021, between Power Integrations, Inc. and Yang Chiah Yee	10-Q	000-23441	10.5	7/29/2021

10.73	Amendment Number Ten to Wafer Supply Agreement, effective as of August 26, 2020 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.5	10/29/2020

21.1	List of subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.					X

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

†

This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

††	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if disclosed.
†††	Portions of this exhibit have been omitted as being immaterial and is the type of information that Power Integrations, Inc. treats as private or confidential.
*	Indicates a management contract or compensatory plan or arrangement.
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

POWER INTEGRATIONS, INC.

Dated:	February 7, 2022	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 7, 2022	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 7, 2022	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated:	February 4, 2022	By:	/s/ WILLIAM GEORGE
William George
Director and Chairman of the Board

Dated:	February 4, 2022	By:	/s/ WENDY ARIENZO
Wendy Arienzo
Director

Dated:	February 6, 2022	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 4, 2022	By:	/s/ ANITA GANTI
Anita Ganti
Director

Dated:	February 4, 2022	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 4, 2022	By:	/s/ JENNIFER LLOYD
Jennifer Lloyd
Director

Dated:	February 4, 2022	By:	/s/ NECIP SAYINER
Necip Sayiner
Director

Dated:	February 4, 2022	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director