Form 10-Q
period 2022-03-31
POWER INTEGRATIONS INC
filed 2022-04-28
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 25, 2022
Common Stock, $0.001 par value	58,307,620

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: the novel coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed below; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,624	$158,117
Short-term marketable securities	273,419	372,235
Accounts receivable, net	30,658	41,393
Inventories	103,115	99,266
Prepaid expenses and other current assets	14,685	15,804
Total current assets	592,501	686,815
PROPERTY AND EQUIPMENT, net	180,073	179,824
INTANGIBLE ASSETS, net	8,288	9,012
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	17,371	16,433
OTHER ASSETS	29,113	30,554
Total assets	$919,195	$1,014,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,175	$43,721
Accrued payroll and related expenses	13,459	15,492
Taxes payable	5,601	1,210
Other accrued liabilities	13,999	11,898
Total current liabilities	69,234	72,321
LONG-TERM INCOME TAXES PAYABLE	15,384	15,280
OTHER LIABILITIES	14,004	14,854
Total liabilities	98,622	102,455
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	26	28
Additional paid-in capital	39,684	162,301
Accumulated other comprehensive loss	(8,169)	(3,737)
Retained earnings	789,032	753,440
Total stockholders’ equity	820,573	912,032
Total liabilities and stockholders’ equity	$919,195	$1,014,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
NET REVENUES	$182,149	$173,737
COST OF REVENUES	81,474	89,326
GROSS PROFIT	100,675	84,411

OPERATING EXPENSES:
Research and development	23,678	20,027
Sales and marketing	16,336	14,123
General and administrative	9,614	10,075
Total operating expenses	49,628	44,225
INCOME FROM OPERATIONS	51,047	40,186
OTHER INCOME	554	597
INCOME BEFORE INCOME TAXES	51,601	40,783
PROVISION FOR INCOME TAXES	5,353	985
NET INCOME	$46,248	$39,798

EARNINGS PER SHARE:
Basic	$0.78	$0.66
Diluted	$0.77	$0.65

SHARES USED IN PER SHARE CALCULATION:
Basic	59,238	60,184
Diluted	60,107	61,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net income	$46,248	$39,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2022 and 2021	(269)	(18)
Unrealized loss on marketable securities, net of $0 tax in each of the three months ended March 31, 2022 and 2021	(4,181)	(580)
Amortization of defined benefit pension items, net of tax of $3 and $135 in the three months ended March 31, 2022 and 2021, respectively	18	(75)
Total other comprehensive loss	(4,432)	(673)
TOTAL COMPREHENSIVE INCOME	$41,816	$39,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Common stock
Beginning balance	$28	$28
Common stock issued under employee stock plans	—	1
Repurchase of common stock	(2)	—
Ending balance	26	29

Additional paid-in capital
Beginning balance	162,301	190,920
Common stock issued under employee stock plans	3,057	3,651
Repurchase of common stock	(134,687)	—
Stock-based compensation	9,013	8,480
Ending balance	39,684	203,051

Accumulated other comprehensive loss
Beginning balance	(3,737)	(2,163)
Other comprehensive loss	(4,432)	(673)
Ending balance	(8,169)	(2,836)

Retained earnings
Beginning balance	753,440	621,626
Net income	46,248	39,798
Payment of dividends to stockholders	(10,656)	(7,845)
Ending balance	789,032	653,579

Total stockholders’ equity	$820,573	$853,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,248	$39,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,408	7,453
Amortization of intangibles	724	1,032
Loss on disposal of property and equipment	75	17
Stock-based compensation expense	9,013	8,480
Amortization of premium on marketable securities	937	176
Deferred income taxes	(936)	1,445
Increase (decrease) in accounts receivable allowance for credit losses	75	(2)
Change in operating assets and liabilities:
Accounts receivable	10,660	(6,345)
Inventories	(3,849)	12,369
Prepaid expenses and other assets	1,552	(3,253)
Accounts payable	(1,709)	3,281
Taxes payable and accrued liabilities	3,399	(6,329)
Net cash provided by operating activities	74,597	58,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,700)	(11,051)
Proceeds from sale of property and equipment	1,202	25
Purchases of marketable securities	(15,121)	(21,971)
Proceeds from sales and maturities of marketable securities	108,817	63,466
Net cash provided by investing activities	80,198	30,469

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	3,057	3,652
Repurchase of common stock	(134,689)	—
Payments of dividends to stockholders	(10,656)	(7,845)
Net cash used in financing activities	(142,288)	(4,193)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,507	84,398
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	158,117	258,874
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,624	$343,272

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$5,042	$6,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$1,163	$1,512

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in its Form 10-K filed on February 7, 2022, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in its Annual Report on Form 10-K, filed on February 7, 2022, for the year ended December 31, 2021.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	March 31,	December 31,
(In thousands)	2022	2021
Accounts receivable trade	$82,463	$87,503
Allowance for ship and debit	(47,690)	(41,599)
Allowance for stock rotation and rebate	(3,595)	(4,066)
Allowance for credit losses	(520)	(445)
Total	$30,658	$41,393

The Company maintains an allowance for estimated credit losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical losses, changes in payment patterns, customer creditworthiness and current economic trends. Receivables determined to be uncollectible are written off and deducted from the allowance.

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Beginning balance	$(445)	$(427)
Provision for credit loss expense	(400)	(217)
Receivables written off	—	—
Recoveries collected	325	219
Ending balance	$(520)	$(425)

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

	March 31,	December 31,
(In thousands)	2022	2021
Raw materials	$27,527	$24,131
Work-in-process	28,001	31,788
Finished goods	47,587	43,347
Total	$103,115	$99,266

Intangible Assets

	March 31, 2022			December 31, 2021
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(32,085)	5,875	37,960	(31,603)	6,357
Customer relationships	16,700	(16,639)	61	16,700	(16,458)	242
Technology licenses	1,926	(835)	1,091	1,926	(774)	1,152
Total intangible assets	$57,847	$(49,559)	$8,288	$57,847	$(48,835)	$9,012

The estimated future amortization expense related to finite-lived intangible assets at March 31, 2022, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2022 (remaining nine months)	$1,691
2023	2,173
2024	1,279
2025	832
2026	687
Thereafter	365
Total	$7,027

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2022	2021	2022		2021		2022	2021	2022	2021
Beginning balance	$(1,165)	$890	$(674)		$(1,641)		$(1,898)	$(1,412)	$(3,737)	$(2,163)
Other comprehensive income (loss) before reclassifications	(4,181)	(580)	—		—		(269)	(18)	(4,450)	(598)
Amounts reclassified from accumulated other comprehensive loss	—	—	18	(1)	(75)	(1)	—	—	18	(75)
Net-current period other comprehensive income (loss)	(4,181)	(580)	18		(75)		(269)	(18)	(4,432)	(673)
Ending balance	$(5,346)	$310	$(656)		$(1,716)		$(2,167)	$(1,430)	$(8,169)	$(2,836)

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2022 and 2021.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at March 31, 2022, and December 31, 2021, was as follows:

	Fair Value Measurement at
	March 31, 2022
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$85,233	$—	$85,233
Corporate securities	267,899	—	267,899
Money market funds	22,658	22,658	—
Total	$375,790	$22,658	$353,132

	Fair Value Measurement at
	December 31, 2021
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$172,237	$—	$172,237
Corporate securities	282,540	—	282,540
Money market funds	29,793	29,793	—
Total	$484,570	$29,793	$454,777

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2022, and the twelve months ended December 31, 2021.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2022, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$5,996	$—	$—	$5,996
Corporate securities	1,953	—	(1)	1,952
Total	7,949	—	(1)	7,948
Investments due in 4-12 months:
Corporate securities	45,329	—	(484)	44,845
Total	45,329	—	(484)	44,845
Investments due in 12 months or greater:
Corporate securities	225,487	—	(4,861)	220,626
Total	225,487	—	(4,861)	220,626
Total marketable securities	$278,765	$—	$(5,346)	$273,419

Accrued interest receivable was $1.5 million at March 31, 2022 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at March 31, 2022:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$266,473	$(5,346)	$—	$—	$266,473	$(5,346)
Total marketable securities	$266,473	$(5,346)	$—	$—	$266,473	$(5,346)

In the three months ended March 31, 2022 and 2021, no unrealized losses on marketable securities were recognized in income.

The Company does not intend to sell and it is unlikely that it will be required to sell the securities prior to their anticipated recovery. The issuers are high quality (investment grade) and the decline in fair value is largely due to changes

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in interest rates. Additionally, the issuers continue to make timely interest payments on the marketable securities with the fair value expected to recover as they reach maturity.

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cost of revenues	$320	$631
Research and development	3,055	2,391
Sales and marketing	1,948	1,614
General and administrative	3,690	3,844
Total stock-based compensation expense	$9,013	$8,480

Stock-based compensation expense in the three months ended March 31, 2022, was approximately $9.0 million, comprising approximately $5.6 million related to restricted stock unit (RSU) awards, $3.0 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.4 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the three months ended March 31, 2021, was approximately $8.5 million, comprising approximately $5.3 million related to RSUs,  $2.7 million related to PSUs and PRSUs and $0.5 million related to the Company’s employee stock purchase plan.

Stock Options

A summary of stock options outstanding as of March 31, 2022, and activity during the three months ended, is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at January 1, 2022	12	$21.44
Granted	—	—
Exercised	(12)	$21.44
Forfeited or expired	—	—
Outstanding at March 31, 2022	—	$—	—	$—
Vested and exercisable at March 31, 2022	—		—	$—

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2022, it was determined that approximately 104,000 shares subject to the PSUs granted in 2021 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2022.

A summary of PSUs outstanding as of March 31, 2022, and activity during the three months ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	104	$84.47
Granted	117	$79.84
Vested	(104)	$84.47
Forfeited	—	—
Outstanding at March 31, 2022	117	$79.84	0.75	$10,819
Outstanding and expected to vest at March 31, 2022	117		0.75	$10,819

PRSU Awards

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU program’s established performance targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2020, 2021 and 2022 were based on the Company’s compound annual growth rate (“CAGR”) of revenue as measured against the revenue CAGR of the analog semiconductor industry, in each case over the respective three-year performance period. Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In February 2022 it was determined that approximately 135,000 shares subject to the PRSUs granted in 2019 vested in aggregate; the shares were released to the Company’s executives in the first quarter of 2022.

A summary of PRSUs outstanding as of March 31, 2022, and activity during the three months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	383	$53.14
Granted	110	$78.96
Vested	(135)	$34.09
Forfeited	—	—
Outstanding at March 31, 2022	358	$68.18	1.65	$33,214
Outstanding and expected to vest at March 31, 2022	332		1.56	$30,771

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards

A summary of RSUs outstanding as of March 31, 2022, and activity during the three months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	1,144	$46.81
Granted	257	$77.73
Vested	(158)	$42.27
Forfeited	(9)	$52.58
Outstanding at March 31, 2022	1,234	$53.78	1.78	$114,351
Outstanding and expected to vest at March 31, 2022	1,157		1.36	$107,194

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

Customer Concentration

The Company’s top ten customers accounted for approximately 77% and 79% of net revenues for the three months ended March 31, 2022 and 2021, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $135.7 million and $134.2 million in the three months ended March 31, 2022,  and 2021, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2022	2021
Avnet	31%	31%
Honestar Technologies Co., Ltd.	16%	18%

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022, and December 31, 2021, 87% and 86%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable:

	March 31,	December 31,
Customer	2022	2021
Avnet	46%	45%
Powertech Distribution Ltd.	10%	*

*   Total customer accounts receivable was less than 10% of accounts receivable.

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
United States of America	$6,906	$4,100
Hong Kong/China	105,240	118,730
Taiwan	5,257	6,442
Korea	18,664	12,489
Western Europe (excluding Germany)	8,245	7,130
Japan	8,049	4,647
Germany	11,484	7,006
Other	18,304	13,193
Total net revenues	$182,149	$173,737

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Beginning balance	59,913	59,910
Common stock issued under employee stock plans	449	453
Repurchased	(1,584)	—
Ending balance	58,778	60,363

Common Stock Repurchases

As of December 31, 2021, the Company had $67.3 million remaining under its stock-repurchase program. In January and February 2022, the Company’s board of directors authorized the use of an additional $100 million and $50 million, respectively, for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the three months ended March 31, 2022 the Company purchased 1,584,340 shares for $134.7 million, leaving $82.7 million remaining on the repurchase authorization as of March 31, 2022. The program has no expiration date. In April 2022, the Company’s board of directors authorized the use of an additional $75 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

Cash Dividends

In January 2021, the Company’s board of directors declared four cash dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. In October 2021, the Company’s board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.15 per share (in lieu of the $0.13 per share announced in January 2021) to be paid to stockholders of record at the end of the fourth quarter in 2021 and at the end of each quarter in 2022.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2022 and 2021, cash dividends declared and paid were as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Dividends declared and paid	$10,656	$7,845
Dividends declared per common share	$0.18	$0.13

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Basic earnings per share:
Net income	$46,248	$39,798
Weighted-average common shares	59,238	60,184
Basic earnings per share	$0.78	$0.66
Diluted earnings per share: (1)
Net income	$46,248	$39,798
Weighted-average common shares	59,238	60,184
Effect of dilutive awards:
Employee stock plans	869	1,267
Diluted weighted-average common shares	60,107	61,451
Diluted earnings per share	$0.77	$0.65

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2022 and 2021 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three months ended March 31, 2022 and 2021, no stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rates for the three months ended March 31, 2022 and 2021, were 10.4% and 2.4%, respectively. In the three months ended March 31, 2022 and 2021, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the three months ended March 31, 2021, the Company’s effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of March 31, 2022, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging that the Company infringed one patent pertaining to transistor switch devices and seeking damages for the alleged infringement. The Company filed a motion to transfer the case to the Northern District of California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company challenged those findings in post-trial proceedings, and the Court granted one of the Company’s post-trial motions, reducing the damages award to $1.2 million. The Court of Appeals affirmed the original findings and the reduced damages award, but the Company believes Opticurrent made key disclaimers during reexamination proceedings after the original trial, giving rise to a motion to set aside the original judgment in view of a disclaimer, an issue that is currently on appeal to the Federal Circuit. In the meanwhile, the District Court issued an order staying execution on the original judgment pending the Company’s appeal, and the Federal Circuit rejected Opticurrent’s challenge to the order staying execution pending appeal. On February 23, 2022, a split panel at the Federal Circuit issued a ruling denying the Company’s appeal challenging the judgment. The Company has until July 25, 2022 to appeal that decision. The Company continues to believe it has strong defenses, and intends to continue to vigorously defend itself against Opticurrent’s claims.

On June 19, 2019, Opticurrent, LLC filed a follow-on lawsuit in the United States District Court for the Northern District of California accusing more of the Company’s products of infringement and seeking damages for the alleged infringement of the same claim of the same patent asserted in the parties’ prior litigation, as described above. Limited discovery has taken place, and the parties and the Court are working on a schedule for expert discovery, dispositive

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

motions, and trial. The Company believes it has strong defenses, independent of the issue on appeal in the first case, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow if necessary.

On May 10, 2021, Opticurrent, LLC filed another follow-on lawsuit in the United States District Court for the Eastern District of Texas accusing one of the Company’s customers of infringement based on the use of the Company’s products and seeking damages for the alleged infringement of the same claim of the same patent asserted in the parties’ prior litigation, as described above. The case is at the claim construction stage, but the Company believes it has strong defenses, independent of the issue on appeal in the parties’ first case, and intends to vigorously defend against Opticurrent’s claims against the Company’s technology, with appeals to follow if necessary.

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement initially went forward separately in their lawsuit against the Company’s customers in the District of Delaware, but the Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene in CogniPower’s customer lawsuit on February 1, 2021, and the parties thereafter agreed to dismiss the Company’s separate lawsuit against CogniPower. The Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary. Moreover, given the United States Patent and Trademark Office’s institution of inter partes review proceedings against every independent claim CogniPower asserted in the litigation, the parties have agreed to stay the associated District Court litigation pending resolution of the IPRs.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of operations. It should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 7, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Recent Results

Our net revenues were $182.1 million and $173.7 million for the three months ended March 31, 2022 and 2021, respectively. Revenues from industrial, consumer and computer applications increased substantially compared to the prior-year period, reflecting market-share gains for our products in a broad range of applications including consumer appliances, adapters for notebook computers and a range of industrial applications including home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications. Revenues from communications applications decreased year-over-year reflecting very strong demand in the prior-year period from the cellphone market, as customers attempted to capitalize on economic sanctions affecting the mobile-phone business of a key competitor.

Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 77% and 79% of net revenues in the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022 and 2021, two customers, which are distributors of our products, each accounted for more than 10% of our net revenues. International sales accounted for 96% and 98% of our net revenues in the three months ended March 31, 2022 and 2021, respectively.

Our gross margin was 55.3% and 48.6% in the three months ended March 31, 2022 and 2021, respectively. Our gross margin increased primarily due to favorable end-market mix, with a greater percentage of revenues coming from higher-margin end markets, as well as manufacturing efficiencies.

Total operating expenses were $49.6 million and $44.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase in operating expenses was due primarily to higher salary and related expenses driven by increased headcount and annual merit increases, higher stock-based compensation expense and product development expenses.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted everyday life and markets worldwide, and governments around the world have imposed restrictions aimed at controlling the spread of the virus, including shelter-in-place orders, travel restrictions, business shutdowns and border closures. Beginning March 16, 2020 our San Jose headquarters location was subject to a shelter-in-place order, under which most of our employees were required to work from home; other locations around the world have also been subject to such restrictions. A large percentage of our employees continued to work remotely throughout 2021 and into 2022. However, following the relaxation of local regulations and taking into account the high vaccination rate among our employees, our San Jose headquarters reopened on April 4, 2022 with employees returning to the office. Our employee health and well-being are top priorities; we continue to monitor the situation and will adjust working conditions again should the need arise.

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, the pandemic has caused disruptions in our supply chain. While our supply of wafers from our foundry partners has not been interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines have caused temporary shutdowns at our assembly and test sub-contractors at various times. These disruptions have not materially affected our results due to a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods in the early stages of the pandemic, safety stocks of certain key inputs and multiple sources for components for most of our products. Although there are signs of improvement in the US and many areas around the world, the potential for new lockdowns and other mitigation efforts to deal with an increase in infection rates due to the emergence of new variants in certain areas remains a key risk for our supply chain and the results of our business.

While the continuing pandemic brings a greater-than-normal level of uncertainty with respect to the demand for our products, we believe our business is fundamentally sound with strong, long-term growth prospects. We have increased headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock-repurchase programs; however, if the economy deteriorates or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 7, 2022.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	March 31,
	2022	2021
Net revenues	100.0%	100.0%
Cost of revenues	44.7	51.4
Gross profit	55.3	48.6
Operating expenses:
Research and development	13.0	11.5
Sales and marketing	9.0	8.1
General and administrative	5.3	5.8
Total operating expenses	27.3	25.4
Income from operations	28.0	23.2
Other income	0.3	0.3
Income before income taxes	28.3	23.5
Provision for income taxes	2.9	0.6
Net income	25.4%	22.9%

Comparison of the Three Months Ended March 31, 2022 and 2021

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2022 and 2021 were $182.1 million and $173.7 million, respectively.

Revenues from industrial, consumer and computer applications increased substantially compared to the prior-year period, reflecting market-share gains for our products in a broad range of applications including consumer appliances,  adapters for notebook computers and a range of industrial applications including home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications. Revenues from communications applications decreased year-over-year reflecting very strong demand in the prior-year period from the cellphone market, as customers attempted to capitalize on economic sanctions affecting the mobile-phone business of a key competitor.

Our revenue mix by end market for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
End Market	2022	2021
Communications	26%	38%
Computer	10%	8%
Consumer	35%	29%
Industrial	29%	25%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $175.2 million and $169.6 million in the three months ended March 31, 2022 and 2021, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 80% and 85% of our net revenues in the three months ended March 31, 2022 and 2021, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 75% and 77% in the three months ended March 31, 2022 and 2021, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2022	2021
Avnet	31%	31%
Honestar Technologies Co., Ltd.	16%	18%

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Net revenues	$182.1	$173.7
Gross profit	$100.7	$84.4
Gross margin	55.3%	48.6%

Our gross margin increased primarily due to favorable end-market mix, with a greater percentage of revenues coming from higher-margin end markets, as well as manufacturing efficiencies.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
R&D expenses	$23.7	$20.0
Headcount (at period end)	306	279

R&D expenses increased for the three months ended March 31, 2022, as compared to the corresponding period of 2021, primarily due to higher salary and related expenses driven by increased headcount and annual merit increases, product development expenses and higher stock-based compensation expense.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Sales and marketing expenses	$16.3	$14.1
Headcount (at period end)	297	266

S&M expenses increased in the three months ended March 31, 2022, as compared to the corresponding period of 2021, due primarily to higher salary and related expenses stemming from higher headcount and annual merit increases in addition to higher stock-based compensation expense.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
G&A expenses	$9.6	$10.1
Headcount (at period end)	70	71

G&A expenses decreased for the three months ended March 31, 2022, as compared to the corresponding period of 2021, due to lower professional services.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Other income	$0.6	$0.6

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Provision for income taxes	$5.4	$1.0
Effective tax rate	10.4%	2.4%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three months ended March 31, 2022 and 2021 were 10.4% and 2.4%, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the three months ended March 31, 2021, our effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of March 31, 2022, we had $444.0 million in cash, cash equivalents and short-term marketable securities, an decrease of approximately $86.4 million from $530.4 million as of December 31, 2021. As of March 31, 2022, we had working capital, defined as current assets less current liabilities, of $523.3 million, a decrease of approximately $91.2 million from $614.5 million as of December 31, 2021.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of March 31, 2022.

Cash From Operating Activities

Operating activities generated $74.6 million of cash in the three months ended March 31, 2022. Net income for this period was $46.2 million; we also incurred non-cash stock-based compensation expense, depreciation and intangibles amortization of $9.0 million, $8.4 million and $0.7 million, respectively. Sources of cash also included a $10.7 million decrease in accounts receivable due to timing of collections, a $3.4 million increase in taxes payable and accrued liabilities and a $1.6 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $3.8 million increase in inventories, a $1.7 million decrease in accounts payable (excluding payables related to property and equipment).

Operating activities generated $58.1 million of cash in the three months ended March 31, 2021. Net income for this period was $39.8 million; we also incurred non-cash stock-based compensation expense, depreciation, deferred income taxes and intangibles amortization of $8.5 million, $7.5 million, $1.4 million and $1.0 million, respectively. Sources of cash also included an $12.4 million decrease in inventory reflecting strong demand for the period and a $3.3 million increase in accounts payable (excluding payables related to property and equipment) due to the timing of payments. These sources of cash were partially offset by $6.3 million decrease in taxes payable and accrued liabilities, $6.3 million  increase in accounts receivable due to increased customer shipments, and a $3.3 million increase in prepaid expense and other assets, primarily due to prepaid insurances and income taxes.

Cash From Investing Activities

Our investing activities in the three months ended March 31, 2022, generated $80.2 million of cash, primarily consisting of $93.7 million from sales and maturities of marketable securities, net of purchases, offset by $14.7 million for purchases of property and equipment, primarily production-related machinery and equipment, partially offset by proceeds of $1.2 million from the sale of an office building.

Our investing activities provided $30.5 million of cash in the three months ended March 31, 2021, primarily consisting of $41.5 million from sales and maturities of marketable securities, net of purchases, offset by $11.1 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of a new office building in Switzerland.

Cash From Financing Activities

Our financing activities in the three months ended March 31, 2022, resulted in a $142.3 million net use of cash, consisting of $134.7 million for the repurchase of our common stock and $10.7 million for the payment of dividends to stockholders, partially offset by $3.1 million from the issuance of common stock from the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Our financing activities in the three months ended March 31, 2021, resulted in a $4.2 million net use of cash, consisting of $7.8 million for the payment of dividends to stockholders, partially offset by $3.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

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

In January 2022, our board of directors raised the quarterly cash dividend by an additional $0.03 per share with the declaration of four cash dividends of $0.18 per share (in lieu of the $0.15 per share announced in October 2021) to be paid to stockholders of record at the end of each quarter in 2022. A dividend payout of $10.7 million occurred on March 31, 2022. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2021, we had $67.3 million remaining under our stock-repurchase program. In January and February 2022, our board of directors authorized the use of an additional $100 million and $50 million, respectively, for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the three months ended March 31, 2022, we repurchased 1,584,340 shares of our common stock for $134.7 million, leaving $82.7 million remaining on the repurchase authorization as of March 31, 2022. The program  has no expiration date. In April 2022, our board of directors authorized the use of an additional $75 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of March 31, 2022 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $21.1 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of March 31, 2022, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of March 31, 2022, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

Off-Balance-Sheet Arrangements

As of March 31, 2022, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2022, and December 31, 2021, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2022, or December 31, 2021, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of March 31, 2022, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primarily Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2022, and December 31, 2021, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of the date of this filing, the risk factors have not changed substantively from those disclosed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021, which risk factors are incorporated by reference in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of December 31, 2021, we had $67.3 million available for future repurchases to be executed according to predefined price/volume guidelines. In January and February 2022, our board of directors authorized the use of an additional $100 million and $50 million, respectively, for the repurchase of our common stock with repurchases to be executed according to pre-defined price/volume guidelines.

In the three months ended March 31, 2022, we repurchased 1,584,340 of our shares for $134.7 million, leaving $82.7 million remaining on our repurchase authorization as of March 31, 2022. The program has no expiration date. In April 2022, our board of directors authorized the use of an additional $75 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the first quarter of fiscal 2022:

			Total Number of	Approximate Dollar Value that May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
January 1, 2022 to January 31, 2022	820,459	$82.09	820,459	$100.0
February 1, 2022 to February 28, 2022	365,890	$87.65	365,890	$117.9
March 1, 2022 to March 31, 2022	397,991	$88.62	397,991	$82.7
Total	1,584,340		1,584,340

All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
10.1†

Amendment Number Thirteen to the Amended and Restated Wafer Supply Agreement between Power Integrations, Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd., effective as of February 17, 2022

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

†	Portions of this exhibit have been omitted as being immaterial and the type of information that Power Integrations, Inc. treats as private or confidential.
**

The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	April 28, 2022	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)