Form 10-Q
period 2022-06-30
POWER INTEGRATIONS INC
filed 2022-08-04
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 1, 2022
Common Stock, $0.001 par value	57,180,783

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: risks related to changing worldwide economic conditions which could adversely affect our operating results and financial condition, the novel coronavirus pandemic (COVID-19), which has disrupted and may continue to disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed below; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule, orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,383	$158,117
Short-term marketable securities	260,209	372,235
Accounts receivable, net	27,980	41,393
Inventories	111,258	99,266
Prepaid expenses and other current assets	14,219	15,804
Total current assets	481,049	686,815
PROPERTY AND EQUIPMENT, net	184,245	179,824
INTANGIBLE ASSETS, net	7,684	9,012
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	19,830	16,433
OTHER ASSETS	24,347	30,554
Total assets	$809,004	$1,014,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,402	$43,721
Accrued payroll and related expenses	14,569	15,492
Taxes payable	561	1,210
Other accrued liabilities	13,597	11,898
Total current liabilities	70,129	72,321
LONG-TERM INCOME TAXES PAYABLE	15,739	15,280
OTHER LIABILITIES	12,891	14,854
Total liabilities	98,759	102,455
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	24	28
Additional paid-in capital	—	162,301
Accumulated other comprehensive loss	(10,060)	(3,737)
Retained earnings	720,281	753,440
Total stockholders’ equity	710,245	912,032
Total liabilities and stockholders’ equity	$809,004	$1,014,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
NET REVENUES	$183,986	$180,110	$366,135	$353,847
COST OF REVENUES	77,143	88,797	158,617	178,123
GROSS PROFIT	106,843	91,313	207,518	175,724

OPERATING EXPENSES:
Research and development	23,507	21,741	47,185	41,768
Sales and marketing	16,045	15,290	32,381	29,413
General and administrative	6,059	9,306	15,673	19,381
Other operating expenses, net	1,130	—	1,130	—
Total operating expenses	46,741	46,337	96,369	90,562
INCOME FROM OPERATIONS	60,102	44,976	111,149	85,162
OTHER INCOME	674	173	1,228	770
INCOME BEFORE INCOME TAXES	60,776	45,149	112,377	85,932
PROVISION FOR INCOME TAXES	4,952	3,268	10,305	4,253
NET INCOME	$55,824	$41,881	$102,072	$81,679

EARNINGS PER SHARE:
Basic	$0.97	$0.69	$1.75	$1.35
Diluted	$0.96	$0.68	$1.72	$1.33

SHARES USED IN PER SHARE CALCULATION:
Basic	57,731	60,544	58,480	60,366
Diluted	58,305	61,466	59,192	61,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Net income	$55,824	$41,881	$102,072	$81,679
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2022 and 2021	(754)	(40)	(1,023)	(58)
Unrealized loss on marketable securities, net of $0 tax in each of the three and six months ended June 30, 2022 and 2021	(1,160)	(331)	(5,341)	(911)
Amortization of defined benefit pension items, net of tax of $0 and $3 in the three and six months ended June 30, 2022, respectively, and $6 and $141 in the three and six months ended June 30, 2021, respectively	23	52	41	(23)
Total other comprehensive loss	(1,891)	(319)	(6,323)	(992)
TOTAL COMPREHENSIVE INCOME	$53,933	$41,562	$95,749	$80,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Common stock
Beginning balance	$26	$29	$28	$28
Common stock issued under employee stock plans	—	—	—	1
Repurchase of common stock	(2)	(1)	(4)	(1)
Ending balance	24	28	24	28

Additional paid-in capital
Beginning balance	39,684	203,051	162,301	190,920
Common stock issued under employee stock plans	—	—	3,057	3,651
Repurchase of common stock	(43,363)	(26,373)	(178,050)	(26,373)
Stock-based compensation	3,679	9,200	12,692	17,680
Ending balance	—	185,878	—	185,878

Accumulated other comprehensive loss
Beginning balance	(8,169)	(2,836)	(3,737)	(2,163)
Other comprehensive loss	(1,891)	(319)	(6,323)	(992)
Ending balance	(10,060)	(3,155)	(10,060)	(3,155)

Retained earnings
Beginning balance	789,032	653,579	753,440	621,626
Net income	55,824	41,881	102,072	81,679
Repurchase of common stock	(114,295)	—	(114,295)	—
Payment of dividends to stockholders	(10,280)	(7,867)	(20,936)	(15,712)
Ending balance	720,281	687,593	720,281	687,593

Total stockholders’ equity	$710,245	$870,344	$710,245	$870,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,072	$81,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,174	15,274
Amortization of intangibles	1,328	1,905
Loss on disposal of property and equipment	1,034	38
Stock-based compensation expense	12,692	17,680
Amortization of premium on marketable securities	1,867	300
Deferred income taxes	(3,282)	1,182
Increase in accounts receivable allowance for credit losses	259	91
Change in operating assets and liabilities:
Accounts receivable	13,154	(5,533)
Inventories	(11,992)	13,235
Prepaid expenses and other assets	4,075	(4,501)
Accounts payable	5,577	8,053
Taxes payable and accrued liabilities	(2,539)	(4,433)
Net cash provided by operating activities	141,419	124,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,944)	(19,294)
Proceeds from sale of property and equipment	1,202	35
Purchases of marketable securities	(20,710)	(188,753)
Proceeds from sales and maturities of marketable securities	125,527	160,083
Net cash provided by (used in) investing activities	78,075	(47,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	3,057	3,652
Repurchase of common stock	(292,349)	(26,374)
Payments of dividends to stockholders	(20,936)	(15,712)
Net cash used in financing activities	(310,228)	(38,434)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90,734)	38,607
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	158,117	258,874
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,383	$297,481

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,984	$5,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$14,657	$10,084

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	June 30,	December 31,
(In thousands)	2022	2021
Accounts receivable trade	$92,444	$87,503
Allowance for ship and debit	(59,974)	(41,599)
Allowance for stock rotation and rebate	(3,786)	(4,066)
Allowance for credit losses	(704)	(445)
Total	$27,980	$41,393

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$(520)	$(425)	$(445)	$(427)
Provision for credit loss expense	(218)	(360)	(618)	(577)
Receivables written off	—	—	—	—
Recoveries collected	34	267	359	486
Ending balance	$(704)	$(518)	$(704)	$(518)

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

	June 30,	December 31,
(In thousands)	2022	2021
Raw materials	$38,824	$24,131
Work-in-process	22,357	31,788
Finished goods	50,077	43,347
Total	$111,258	$99,266

Intangible Assets

	June 30, 2022			December 31, 2021
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(32,567)	5,393	37,960	(31,603)	6,357
Customer relationships	16,700	(16,700)	—	16,700	(16,458)	242
Technology licenses	1,926	(896)	1,030	1,926	(774)	1,152
Total intangible assets	$57,847	$(50,163)	$7,684	$57,847	$(48,835)	$9,012

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2022, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2022 (remaining six months)	$1,087
2023	2,173
2024	1,279
2025	832
2026	687
Thereafter	365
Total	$6,423

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2022	2021	2022		2021		2022	2021	2022	2021
Beginning balance	$(5,346)	$310	$(656)		$(1,716)		$(2,167)	$(1,430)	$(8,169)	$(2,836)
Other comprehensive income (loss) before reclassifications	(1,160)	(331)	—		—		(754)	(40)	(1,914)	(371)
Amounts reclassified from accumulated other comprehensive loss	—	—	23	(1)	52	(1)	—	—	23	52
Net-current period other comprehensive income (loss)	(1,160)	(331)	23		52		(754)	(40)	(1,891)	(319)
Ending balance	$(6,506)	$(21)	$(633)		$(1,664)		$(2,921)	$(1,470)	$(10,060)	$(3,155)

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2022 and 2021.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2022	2021	2022		2021		2022	2021	2022	2021
Beginning balance	$(1,165)	$890	$(674)		$(1,641)		$(1,898)	$(1,412)	$(3,737)	$(2,163)
Other comprehensive income (loss) before reclassifications	(5,341)	(911)	—		—		(1,023)	(58)	(6,364)	(969)
Amounts reclassified from accumulated other comprehensive loss	—	—	41	(1)	(23)	(1)	—	—	41	(23)
Net-current period other comprehensive income (loss)	(5,341)	(911)	41		(23)		(1,023)	(58)	(6,323)	(992)
Ending balance	$(6,506)	$(21)	$(633)		$(1,664)		$(2,921)	$(1,470)	$(10,060)	$(3,155)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2022 and 2021.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at June 30, 2022 and December 31, 2021, was as follows:

	Fair Value Measurement at
	June 30, 2022
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$8,795	$—	$8,795
Corporate securities	260,209	—	260,209
Money market funds	4,040	4,040	—
Total	$273,044	$4,040	$269,004

	Fair Value Measurement at
	December 31, 2021
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$172,237	$—	$172,237
Corporate securities	282,540	—	282,540
Money market funds	29,793	29,793	—
Total	$484,570	$29,793	$454,777

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2022 and the twelve months ended December 31, 2021.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2022, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$6,316	$—	$(14)	$6,302
Total	6,316	—	(14)	6,302
Investments due in 4-12 months:
Corporate securities	113,048	—	(2,253)	110,795
Total	113,048	—	(2,253)	110,795
Investments due in 12 months or greater:
Corporate securities	147,351	—	(4,239)	143,112
Total	147,351	—	(4,239)	143,112
Total marketable securities	$266,715	$—	$(6,506)	$260,209

Accrued interest receivable was $1.4 million at June 30, 2022 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at June 30, 2022:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$245,800	$(6,188)	$10,533	$(318)	$256,333	$(6,506)
Total marketable securities	$245,800	$(6,188)	$10,533	$(318)	$256,333	$(6,506)

In the three and six months ended June 30, 2022 and 2021, no unrealized losses on marketable securities were recognized in income.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not intend to sell and it is unlikely that it will be required to sell the securities prior to their anticipated recovery. The issuers are high quality (investment grade) and the decline in fair value is largely due to changes in interest rates. Additionally, the issuers continue to make timely interest payments on the marketable securities with the fair value expected to recover as they reach maturity.

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues	$235	$640	$555	$1,271
Research and development	2,323	3,159	5,378	5,550
Sales and marketing	1,177	1,725	3,125	3,339
General and administrative	(56)	3,676	3,634	7,520
Total stock-based compensation expense	$3,679	$9,200	$12,692	$17,680

Stock-based compensation expense in the three months ended June 30, 2022, was approximately $3.7 million, comprising approximately $5.3 million related to restricted stock unit (RSU) awards, a $2.1 million credit to expense related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.5 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2022, was approximately $12.7 million, comprising approximately $10.9 million related to RSUs, $0.9 million related to PSUs and PRSUs and $0.9 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the three months ended June 30, 2021, was approximately $9.2 million, comprising approximately $4.7 million related to RSUs, $4.0 million related to PSUs and PRSUs and $0.5 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2021, was approximately $17.7 million, comprising approximately $10.0 million related to RSUs, $6.7 million related to PSUs and PRSUs and $1.0 million related to the Company’s employee stock purchase plan.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PSUs outstanding as of June 30, 2022 and activity during the six months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	104	$84.47
Granted	118	$79.93
Vested	(104)	$84.47
Forfeited	(2)	$79.23
Outstanding at June 30, 2022	116	$79.94	0.50	$8,678
Outstanding and expected to vest at June 30, 2022	75		0.50	$5,623

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

A summary of PRSUs outstanding as of June 30, 2022 and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	383	$53.14
Granted	110	$78.96
Vested	(135)	$34.09
Forfeited	—	—
Outstanding at June 30, 2022	358	$68.18	1.40	$26,881
Outstanding and expected to vest at June 30, 2022	152		1.07	$11,408

RSU Awards

A summary of RSUs outstanding as of June 30, 2022 and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	1,144	$46.81
Granted	481	$76.45
Vested	(433)	$42.34
Forfeited	(40)	$56.04
Outstanding at June 30, 2022	1,152	$60.55	2.00	$86,448
Outstanding and expected to vest at June 30, 2022	1,053		1.89	$79,006

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

Customer Concentration

The Company’s top ten customers accounted for approximately 77% of net revenues for both the three and six months ended June 30, 2022, and 80% in both the corresponding periods of 2021. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $133.9 million and $269.7 million in the three and six months ended June 30, 2022, respectively, and $136.4 million and $270.7 million, respectively, in the corresponding periods of 2021. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers (both of which are distributors of the Company’s products) represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2022	2021	2022	2021
Avnet	30%	29%	31%	30%
Honestar Technologies Co., Ltd.	11%	19%	13%	19%

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022 and December 31, 2021, 84% and 86%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

The following customer represented 10% or more of accounts receivable at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Customer	2022	2021
Avnet	39%	45%

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
United States of America	$7,569	$3,819	$14,476	$7,919
Hong Kong/China	96,760	122,123	202,001	240,853
Taiwan	5,848	6,361	11,106	12,803
Korea	18,563	13,705	37,226	26,194
Western Europe (excluding Germany)	8,129	8,720	16,374	15,850
Japan	10,160	5,152	18,209	9,799
Germany	14,460	7,656	25,943	14,662
Other	22,497	12,574	40,800	25,767
Total net revenues	$183,986	$180,110	$366,135	$353,847

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	58,778	60,363	59,913	59,910
Common stock issued under employee stock plans	275	316	724	769
Repurchased	(1,919)	(335)	(3,503)	(335)
Ending balance	57,134	60,344	57,134	60,344

Common Stock Repurchases

As of December 31, 2021, the Company had $67.3 million remaining under its stock-repurchase program. In January, February and April 2022, the Company’s board of directors authorized the use of an additional $100 million, $50 million and $75 million, respectively, for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2022, the Company purchased 3.5 million shares for $292.3 million, leaving no funds authorized as of June 30, 2022. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2022 and 2021, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Dividends declared and paid	$10,280	$7,867	$20,936	$15,712
Dividends declared per common share	$0.18	$0.13	$0.36	$0.26

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Basic earnings per share:
Net income	$55,824	$41,881	$102,072	$81,679
Weighted-average common shares	57,731	60,544	58,480	60,366
Basic earnings per share	$0.97	$0.69	$1.75	$1.35
Diluted earnings per share: (1)
Net income	$55,824	$41,881	$102,072	$81,679
Weighted-average common shares	57,731	60,544	58,480	60,366
Effect of dilutive awards:
Employee stock plans	574	922	712	1,115
Diluted weighted-average common shares	58,305	61,466	59,192	61,481
Diluted earnings per share	$0.96	$0.68	$1.72	$1.33

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2022 and 2021 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three months ended June 30, 2022, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share; in the comparable period of 2021, stock awards with approximately 0.1 million underlying shares were determined to be anti-dilutive. In the six months ended June 30, 2022 and 2021, no outstanding stock awards were determined to be anti-dilutive.

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

The Company’s effective tax rates for the three and six months ended June 30, 2022, were 8.1% and 9.2%, respectively, and 7.2% and 4.9%, respectively, in the corresponding periods of 2021. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the three months ended

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2022 and 2021, the Company’s effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2022 and 2021, the Company’s effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits and recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of June 30, 2022, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

11. COMMITMENTS:

Supplier Agreements

Under the terms of the Company’s wafer-supply agreements with Seiko Epson Corporation ("Epson"), and ROHM Lapis Semiconductor Co., Ltd. ("Lapis"), the wafers purchased from these suppliers are priced in U.S. dollars, with mutual sharing of the impact of fluctuations in the exchange rate between the Japanese yen and the U.S. dollar on future purchases. Each year, the Company’s management and these two suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers on future purchases.

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

On May 16,   2022, the Company entered into a binding settlement agreement (the “Settlement Agreement”) with Opticurrent, LLC, pursuant to which the parties agreed to end all outstanding legal disputes. Neither party granted any licenses to the other. Pursuant to the Settlement Agreement, the Company and Opticurrent have dismissed, withdrawn, and/or terminated all legal proceedings between the parties and the Company has agreed to pay Opticurrent $2.9 million.

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement initially went forward separately in their lawsuit against the Company’s customers in the District of Delaware, but the Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene in CogniPower’s customer lawsuit on February 1, 2021, and the parties thereafter agreed to dismiss the Company’s separate lawsuit against CogniPower. The remaining case is currently stayed, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

The Company is unable to predict the outcome of legal proceedings with certainty, and there can be no assurance that the Company will prevail in the above-mentioned unsettled litigation. This litigation, whether or not determined in

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. Currently, the Company is not able to estimate a loss or a range of loss for the ongoing litigation disclosed above, however adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as global economic conditions, such as the current growing inflation, higher interest rates and potential recession and supply-chain dynamics can cause our operating results to be volatile. In particular, the severe economic disruption caused by the global novel coronavirus pandemic (COVID-19) may affect the supply of and demand for our products and make our results more difficult to forecast. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross margin are impacted by the volume of units we produce.

Recent Results

Our net revenues were $184.0 million and $180.1 million for the three months ended June 30, 2022 and 2021, respectively, and $366.1 million and $353.8 million for the six months ended June 30, 2022 and 2021, respectively. The increases for the three- and six-month periods were driven primarily by higher sales in the industrial and consumer end markets, reflecting higher demand as well as market-share gains for our products in a broad range of applications including consumer appliances and industrial applications such as home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications. Revenues from communications applications decreased year-over-year in the three- and six-month periods reflecting weaker demand from customers serving Chinese smartphone OEMs compared to stronger demand in the prior year periods as customers attempted to capitalize on economic sanctions affecting the mobile-phone business of a key competitor. We believe that demand for our products has been negatively affected by measures implemented in China to contain the spread of the COVID-19 virus, and is likely also being affected by a shift in consumer spending in favor of services rather than goods, as well as reduced consumer spending overall in response to inflation. As a result, we expect our third-quarter revenues to decline compared to our second-quarter revenues.

Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 77% of net revenues in both the three and six months ended June 30, 2022, and 80% in both the corresponding periods of 2021. In the three and six months ended June 30, 2022 and 2021, two customers, distributors of our products, each accounted for more than 10% of our net revenues. International sales accounted for 96% of our net revenues in both the three and six months ended June 30, 2022, and 98% in both of the corresponding periods of 2021.

Our gross margin was 58.1% and 50.7% in the three months ended June 30, 2022 and 2021, respectively, and 56.7% and 49.7% in the six months ended June 30, 2022 and 2021, respectively. Our gross margin increased primarily due to favorable end-market mix, with a greater percentage of revenues coming from higher-margin end markets, as well as manufacturing efficiencies.

Total operating expenses were $46.7 million and $46.3 million in the three months ended June 30, 2022 and 2021, respectively, and $96.4 million and $90.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in operating expenses for the three and six months ended June 30, 2022 was due primarily to our litigation settlement with Opticurrent LLC, higher salary and related expenses driven by increased headcount, and product development expenses offset by lower stock-based compensation expense and receipt of a distribution from the bankruptcy liquidation of SemiSouth Laboratories, Inc., of which we were a creditor as a result of investments made in SemiSouth in 2011.

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

While we have been able to conduct our day-to-day operations effectively in spite of the restrictions caused by the pandemic, the pandemic has caused disruptions in our supply chain. While our supply of wafers from our foundry partners has not been interrupted, government-mandated closures in China, Malaysia, Sri Lanka and the Philippines have caused temporary shutdowns at our assembly and test sub-contractors at various times. These disruptions have not materially affected our results due to a variety of mitigation measures including higher-than-normal inventories of wafers and finished goods in the early stages of the pandemic, safety stocks of certain key inputs and multiple sources for components for most of our products. Although there are signs of improvement in the US and many areas around the world, the potential for disruptions caused by ongoing mitigation efforts remains a risk for our supply chain and the results of our business; for instance, we believe that recent lockdowns in China have had a negative impact on demand for our products.

While the continuing pandemic brings a greater-than-normal level of uncertainty with respect to the supply of and demand for our products, we believe our business is fundamentally sound with strong, long-term growth prospects. We have increased headcount and intend to continue investing in research and development and other functions necessary to support our future growth. We also intend to continue our cash dividend and stock-repurchase programs; however, if the economy deteriorates or our business outlook changes, our board of directors may choose to suspend or alter these programs at its discretion. For additional discussion regarding COVID-19 business risks refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 7, 2022.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.9	49.3	43.3	50.3
Gross profit	58.1	50.7	56.7	49.7
Operating expenses:
Research and development	12.8	12.1	12.9	11.8
Sales and marketing	8.7	8.5	8.8	8.3
General and administrative	3.3	5.1	4.3	5.5
Other operating expenses, net	0.6	—	0.3	—
Total operating expenses	25.4	25.7	26.3	25.6
Income from operations	32.7	25.0	30.4	24.1
Other income	0.3	0.1	0.3	0.2
Income before income taxes	33.0	25.1	30.7	24.3
Provision for income taxes	2.7	1.8	2.8	1.2
Net income	30.3%	23.3%	27.9%	23.1%

Comparison of the three and six months ended June 30, 2022 and 2021

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2022, were $184.0 million and $366.1 million, respectively, and $180.1 million and $353.8 million for the corresponding periods of 2021, respectively.

The increases for the three- and six-month periods were driven primarily by higher sales into the industrial and consumer end markets, reflecting higher demand as well as market-share gains for our products in a broad range of applications including consumer appliances and industrial applications such as home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications. Revenues from communications applications decreased year-over-year in the three- and six-month periods reflecting weaker demand from customers serving Chinese smartphone OEMs compared to stronger demand in the prior year periods, as customers attempted to capitalize on economic sanctions affecting the mobile-phone business of a key competitor.

Our revenue mix by end market for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2022	2021	2022	2021
Communications	18%	35%	22%	37%
Computer	9%	8%	10%	8%
Consumer	38%	31%	36%	30%
Industrial	35%	26%	32%	25%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $176.4 million and $351.7 million in the three and six months ended June 30, 2022, respectively, and $176.3 million and $345.9 million, respectively, in the corresponding periods of 2021. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 76% and 78% of our net revenues in the three and six months ended June 30, 2022, respectively, and 85% in both the corresponding periods of 2021. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 73% and 74% in the three and six months ended June 30, 2022, respectively, and 76% and 77%, respectively, in the corresponding periods of 2021. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2022	2021	2022	2021
Avnet	30%	29%	31%	30%
Honestar Technologies Co., Ltd.	11%	19%	13%	19%

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Net revenues	$184.0	$180.1	$366.1	$353.8
Gross profit	$106.8	$91.3	$207.5	$175.7
Gross margin	58.1%	50.7%	56.7%	49.7%

Our gross margin increased primarily due to favorable end-market mix, with a greater percentage of revenues coming from higher-margin end markets, as well as manufacturing efficiencies.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
R&D expenses	$23.5	$21.7	$47.2	$41.8
Headcount (at period end)	306	281	306	281

R&D expenses increased for the three and six months ended June 30, 2022, as compared to the corresponding periods of 2021, primarily due to higher salary and related expenses driven by increased headcount and increased product development expenses. These increases were partially offset by reduced stock-based compensation expense related to performance-based awards.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Sales and marketing expenses	$16.0	$15.3	$32.4	$29.4
Headcount (at period end)	298	266	298	266

S&M expenses increased in the three and six months ended June 30, 2022, as compared to the corresponding periods of 2021, due to higher salary and related expenses stemming from higher headcount and increased travel and tradeshow related expenses.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
G&A expenses	$6.1	$9.3	$15.7	$19.4
Headcount (at period end)	76	68	76	68

G&A expenses decreased for the three and six months ended as compared to the corresponding periods of 2021, due to lower stock-based compensation expense related to performance-based awards.

Other operating expenses, net. Other operating expenses, net were $1.1 million in the three and six months ended June 30, 2022. This amount consisted of a $2.9 million expense stemming from the settlement of our litigation with Opticurrent LLC (refer to Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q), offset by receipt of a $1.7 million distribution related to SemiSouth Laboratories, Inc.’s bankruptcy liquidation of which we were a creditor as a result of investments made in SemiSouth in 2011.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Other income	$0.7	$0.2	$1.2	$0.8

Other income increased for the three and six months ended June 30, 2022 as compared to the corresponding periods of 2021, primarily due to gains on foreign currency exchange.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Provision for income taxes	$5.0	$3.3	$10.3	$4.3
Effective tax rate	8.1%	7.2%	9.2%	4.9%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and six months ended June 30, 2022, were 8.1% and 9.2%, respectively, and 7.2% and 4.9%, respectively, in the corresponding periods of 2021. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the three months ended June 30, 2022 and 2021, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2022 and 2021, our effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits and recognition of excess tax benefits related to share-based payments. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of June 30, 2022, we had $327.6 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $202.8 million from $530.4 million as of December 31, 2021. As of June 30, 2022, we had working capital, defined as current assets less current liabilities, of $410.9 million, a decrease of approximately $203.6 million from $614.5 million as of December 31, 2021.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75 million revolving line of credit to use for general corporate purposes with a $20 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of June 30, 2022.

Cash From Operating Activities

Operating activities generated $141.4 million of cash in the six months ended June 30, 2022. Net income for this period was $102.1 million; we also incurred depreciation, non-cash stock-based compensation expense, premium amortization on marketable securities and intangibles amortization of $17.2 million, $12.7 million, $1.9 million and $1.3 million, respectively. Sources of cash also included a $13.2 million decrease in accounts receivable due to the timing of collections, a $5.6 million increase in accounts payable (excluding payables related to property and equipment) and a

$4.1 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $12.0 million increase in inventories and a $2.5 million decrease in taxes payable and accrued liabilities.

Operating activities generated $125.0 million of cash in the six months ended June 30, 2021. Net income for this period was $81.7 million; we also incurred non-cash stock-based compensation expense, depreciation, intangibles amortization, and deferred income taxes of $17.7 million, $15.3 million, $1.9 million, and $1.2 million, respectively. Sources of cash also included a $13.2 million decrease in inventory reflecting strong demand for the period and a $8.1 million increase in accounts payable (excluding payables related to property and equipment) due to the timing of payments. These sources of cash were partially offset by a $5.5 million increase in accounts receivable due to increased customer shipments, a $4.5 million increase in prepaid expenses and other assets, primarily due to prepaid income taxes, and a $4.4 million decrease in taxes payable and accrued liabilities.

Cash From Investing Activities

Our investing activities in the six months ended June 30, 2022, generated $78.1 million of cash, primarily consisting of $104.8 million from sales and maturities of marketable securities, net of purchases, offset by $27.9 million for purchases of property and equipment, primarily production-related machinery and equipment, partially offset by proceeds of $1.2 million from the sale of an office building.

Our investing activities in the six months ended June 30, 2021, resulted in a $47.9 million net use of cash, primarily consisting of $28.7 million for the purchase of marketable securities, net of sales and maturities, and $19.3 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of a new office building in Switzerland.

Cash From Financing Activities

Our financing activities in the six months ended June 30, 2022, resulted in a $310.2 million net use of cash, consisting of $292.3 million for the repurchase of our common stock and $20.9 million for the payment of dividends to stockholders, partially offset by $3.1 million from the issuance of shares through our employee stock purchase plan.

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

In January 2022, our board of directors raised the quarterly cash dividend by an additional $0.03 per share with the declaration of four cash dividends of $0.18 per share (in lieu of the $0.15 per share announced in October 2021) to be paid to stockholders of record at the end of each quarter in 2022. A dividend payout of $10.7 million and $10.3 million occurred on March 31, 2022 and June 30, 2022, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2021, we had $67.3 million remaining under our stock-repurchase program. In January, February and April 2022, our board of directors authorized the use of an additional $100 million, $50 million and $75 million, respectively, for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2022, we repurchased 3.5 million shares of our common stock for $292.3 million, leaving no funds authorized as of June 30, 2022. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of June 30, 2022, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $22.3 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of June 30, 2022, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of June 30, 2022, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. As of June 30, 2022 and December 31, 2021, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2022 or December 31, 2021, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of June 30, 2022, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primarily Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2022 and December 31, 2021, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

Two of our major suppliers, Epson and Lapis, have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar on future purchases. Each year, our management and these two suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between us and each of these suppliers on future purchases. Nevertheless, as a result of these supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately 1.5%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to the risks described in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference in this report.

Risks Related to Our Business

We face risks related to changing worldwide economic conditions which could adversely affect our operating results and financial condition. The US and global economies are facing growing inflation, higher interest rates and potential recession. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, adverse changes in economic conditions could harm our operating results and financial conditions in a variety of ways. For example, regional or global economic downturns could adversely affect demand for our products, as could reductions in consumer spending stemming from inflation. This in turn could adversely affect our revenue and potentially result in write-offs of excess or obsolete inventory. Inflation could also drive increases in our costs of revenue and operations, which we may not be able to successfully pass along to our customers. For additional information regarding these and other risks related to adverse changes in macroeconomic conditions, we refer you to the risk factors disclosed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of December 31, 2021, we had $67.3 million available for future repurchases to be executed according to predefined price/volume guidelines. In January, February and April 2022, our board of directors authorized the use of an additional $100 million, $50 million and $75 million, respectively, for the repurchase of our common stock with repurchases to be executed according to pre-defined price/volume guidelines.

In the six months ended June 30, 2022, we repurchased 3.5 million of our shares for $292.3 million, leaving no funds authorized as of June 30, 2022.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the second quarter of fiscal 2022:

			Total Number of	Approximate Dollar Value that May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
April 1, 2022 to April 30, 2022	957,650	$82.28	957,650	$78.9
May 1, 2022 to May 31, 2022	961,156	$82.06	961,156	—
June 1, 2022 to June 30, 2022	—	—	—	—
Total	1,918,806		1,918,806

All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 5. OTHER INFORMATION

Executive Officer Benefit Agreements

Effective August 1, 2022, we entered into letter agreements with each of Yang Chiah Yee, vice president worldwide sales, and Sunny Gupta, vice president operations, pursuant to which they have been deemed “senior executives” within the meaning of their executive officer benefits agreements, thus affording them the additional benefits thereunder as further described in our Proxy Statement for our 2022 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers -- Employment, Severance and Change of Control Agreements — Executive Officer Benefits Agreements”.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
10.1*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Sunil Gupta					X
10.2*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Yang Chiah Yee					X
10.3†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd., effective as of July 26, 2017					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	August 4, 2022	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)