Form 10-Q
period 2022-09-30
POWER INTEGRATIONS INC
filed 2022-11-02
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2022
Common Stock, $0.001 par value	57,197,860

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,474	$158,117
Short-term marketable securities	229,754	372,235
Accounts receivable, net	16,075	41,393
Inventories	120,092	99,266
Prepaid expenses and other current assets	12,634	15,804
Total current assets	512,029	686,815
PROPERTY AND EQUIPMENT, net	181,224	179,824
INTANGIBLE ASSETS, net	7,141	9,012
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	23,935	16,433
OTHER ASSETS	21,785	30,554
Total assets	$837,963	$1,014,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,521	$43,721
Accrued payroll and related expenses	13,765	15,492
Taxes payable	2,960	1,210
Other accrued liabilities	12,613	11,898
Total current liabilities	58,859	72,321
LONG-TERM INCOME TAXES PAYABLE	16,398	15,280
OTHER LIABILITIES	12,424	14,854
Total liabilities	87,681	102,455
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	24	28
Additional paid-in capital	6,123	162,301
Accumulated other comprehensive loss	(11,817)	(3,737)
Retained earnings	755,952	753,440
Total stockholders’ equity	750,282	912,032
Total liabilities and stockholders’ equity	$837,963	$1,014,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
NET REVENUES	$160,233	$176,776	$526,368	$530,623
COST OF REVENUES	68,198	85,037	226,815	263,160
GROSS PROFIT	92,035	91,739	299,553	267,463

OPERATING EXPENSES:
Research and development	23,205	21,137	70,390	62,905
Sales and marketing	14,700	15,624	47,081	45,037
General and administrative	5,759	9,386	21,432	28,767
Other operating expenses	—	—	1,130	—
Total operating expenses	43,664	46,147	140,033	136,709
INCOME FROM OPERATIONS	48,371	45,592	159,520	130,754
OTHER INCOME	1,001	206	2,229	976
INCOME BEFORE INCOME TAXES	49,372	45,798	161,749	131,730
PROVISION FOR INCOME TAXES	3,408	3,764	13,713	8,017
NET INCOME	$45,964	$42,034	$148,036	$123,713

EARNINGS PER SHARE:
Basic	$0.80	$0.70	$2.55	$2.05
Diluted	$0.80	$0.69	$2.52	$2.01

SHARES USED IN PER SHARE CALCULATION:
Basic	57,172	60,319	58,039	60,350
Diluted	57,603	61,363	58,635	61,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net income	$45,964	$42,034	$148,036	$123,713
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and nine months ended September 30, 2022 and 2021	(1,044)	(154)	(2,067)	(212)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and nine months ended September 30, 2022 and 2021	(731)	7	(6,072)	(904)
Amortization of defined benefit pension items, net of tax of $3 and $6 in the three and nine months ended September 30, 2022, respectively, and $6 and $147 in the three and nine months ended September 30, 2021, respectively	18	53	59	30
Total other comprehensive loss	(1,757)	(94)	(8,080)	(1,086)
TOTAL COMPREHENSIVE INCOME	$44,207	$41,940	$139,956	$122,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Common stock
Beginning balance	$24	$28	$28	$28
Common stock issued under employee stock plans	—	—	—	1
Repurchase of common stock	—	—	(4)	(1)
Ending balance	24	28	24	28

Additional paid-in capital
Beginning balance	—	185,878	162,301	190,920
Common stock issued under employee stock plans	3,105	4,058	6,162	7,709
Repurchase of common stock	—	(9,791)	(178,050)	(36,164)
Stock-based compensation	3,018	9,645	15,710	27,325
Ending balance	6,123	189,790	6,123	189,790

Accumulated other comprehensive loss
Beginning balance	(10,060)	(3,155)	(3,737)	(2,163)
Other comprehensive loss	(1,757)	(94)	(8,080)	(1,086)
Ending balance	(11,817)	(3,249)	(11,817)	(3,249)

Retained earnings
Beginning balance	720,281	687,593	753,440	621,626
Net income	45,964	42,034	148,036	123,713
Repurchase of common stock	—	—	(114,295)	—
Payment of dividends to stockholders	(10,293)	(7,840)	(31,229)	(23,552)
Ending balance	755,952	721,787	755,952	721,787

Total stockholders’ equity	$750,282	$908,356	$750,282	$908,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,036	$123,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,055	23,400
Amortization of intangibles	1,871	2,699
Loss on disposal of property and equipment	1,162	2,200
Stock-based compensation expense	15,710	27,325
Amortization of premium on marketable securities	2,638	775
Deferred income taxes	(7,390)	(12)
Increase in accounts receivable allowance for credit losses	690	17
Change in operating assets and liabilities:
Accounts receivable	24,628	(2,979)
Inventories	(20,826)	11,064
Prepaid expenses and other assets	8,428	(4,973)
Accounts payable	(5,874)	6,633
Taxes payable and accrued liabilities	(3,883)	(6,157)
Net cash provided by operating activities	191,245	183,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33,444)	(30,305)
Proceeds from sale of property and equipment	1,202	35
Purchases of marketable securities	(27,244)	(381,903)
Proceeds from sales and maturities of marketable securities	161,014	284,036
Net cash provided by (used in) investing activities	101,528	(128,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	6,162	7,710
Repurchase of common stock	(292,349)	(36,165)
Payments of dividends to stockholders	(31,229)	(23,552)
Net cash used in financing activities	(317,416)	(52,007)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,643)	3,561
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	158,117	258,874
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,474	$262,435

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,555	$4,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$17,834	$16,272

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	September 30,	December 31,
(In thousands)	2022	2021
Accounts receivable trade	$84,947	$87,503
Allowance for ship and debit	(63,578)	(41,599)
Allowance for stock rotation and rebate	(4,159)	(4,066)
Allowance for credit losses	(1,135)	(445)
Total	$16,075	$41,393

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

	Allowance for Credit Losses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$(704)	$(518)	$(445)	$(427)
Provision for credit loss expense	(967)	(325)	(1,585)	(902)
Receivables written off	49	74	49	74
Recoveries collected	487	325	846	811
Ending balance	$(1,135)	$(444)	$(1,135)	$(444)

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

	September 30,	December 31,
(In thousands)	2022	2021
Raw materials	$53,068	$24,131
Work-in-process	16,322	31,788
Finished goods	50,702	43,347
Total	$120,092	$99,266

Intangible Assets

	September 30, 2022			December 31, 2021
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(33,049)	4,911	37,960	(31,603)	6,357
Customer relationships	16,700	(16,700)	—	16,700	(16,458)	242
Technology licenses	1,926	(957)	969	1,926	(774)	1,152
Total intangible assets	$57,847	$(50,706)	$7,141	$57,847	$(48,835)	$9,012

The estimated future amortization expense related to finite-lived intangible assets at September 30, 2022, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2022 (remaining three months)	$544
2023	2,173
2024	1,279
2025	832
2026	687
Thereafter	365
Total	$5,880

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2022	2021	2022		2021		2022	2021	2022	2021
Beginning balance	$(6,506)	$(21)	$(633)		$(1,664)		$(2,921)	$(1,470)	$(10,060)	$(3,155)
Other comprehensive income (loss) before reclassifications	(731)	7	—		—		(1,044)	(154)	(1,775)	(147)
Amounts reclassified from accumulated other comprehensive loss	—	—	18	(1)	53	(1)	—	—	18	53
Net-current period other comprehensive income (loss)	(731)	7	18		53		(1,044)	(154)	(1,757)	(94)
Ending balance	$(7,237)	$(14)	$(615)		$(1,611)		$(3,965)	$(1,624)	$(11,817)	$(3,249)

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2022 and 2021.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2022	2021	2022		2021		2022	2021	2022	2021
Beginning balance	$(1,165)	$890	$(674)		$(1,641)		$(1,898)	$(1,412)	$(3,737)	$(2,163)
Other comprehensive income (loss) before reclassifications	(6,072)	(904)	—		—		(2,067)	(212)	(8,139)	(1,116)
Amounts reclassified from accumulated other comprehensive loss	—	—	59	(1)	30	(1)	—	—	59	30
Net-current period other comprehensive income (loss)	(6,072)	(904)	59		30		(2,067)	(212)	(8,080)	(1,086)
Ending balance	$(7,237)	$(14)	$(615)		$(1,611)		$(3,965)	$(1,624)	$(11,817)	$(3,249)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2022 and 2021.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at September 30, 2022 and December 31, 2021, was as follows:

	Fair Value Measurement at
	September 30, 2022
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$70,654	$—	$70,654
Corporate securities	229,754	—	229,754
Money market funds	3,841	3,841	—
Total	$304,249	$3,841	$300,408

	Fair Value Measurement at
	December 31, 2021
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$172,237	$—	$172,237
Corporate securities	282,540	—	282,540
Money market funds	29,793	29,793	—
Total	$484,570	$29,793	$454,777

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2022 and the twelve months ended December 31, 2021.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2022, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$8,412	$—	$(36)	$8,376
Total	8,412	—	(36)	8,376
Investments due in 4-12 months:
Corporate securities	159,313	—	(4,369)	154,944
Total	159,313	—	(4,369)	154,944
Investments due in 12 months or greater:
Corporate securities	69,266	—	(2,832)	66,434
Total	69,266	—	(2,832)	66,434
Total marketable securities	$236,991	$—	$(7,237)	$229,754

Accrued interest receivable was $1.3 million at September 30, 2022 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at September 30, 2022:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$178,374	$(5,520)	$51,379	$(1,717)	$229,753	$(7,237)
Total marketable securities	$178,374	$(5,520)	$51,379	$(1,717)	$229,753	$(7,237)

In the three and nine months ended September 30, 2022 and 2021, no unrealized losses on marketable securities were recognized in income.

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

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues	$172	$664	$727	$1,935
Research and development	2,334	3,055	7,712	8,605
Sales and marketing	1,267	2,201	4,392	5,540
General and administrative	(755)	3,725	2,879	11,245
Total stock-based compensation expense	$3,018	$9,645	$15,710	$27,325

Stock-based compensation expense in the three months ended September 30, 2022, was approximately $3.0 million, comprising approximately $6.4 million related to restricted stock unit (RSU) awards, $0.5 million related to the Company’s employee stock purchase plan and a $3.9 million credit to expense related to performance-based (PSU) awards and long-term performance-based (PRSU) awards. Stock-based compensation expense in the nine months ended September 30, 2022, was approximately $15.7 million, comprising approximately $17.3 million related to RSUs, $1.3 million related to the Company’s employee stock purchase plan and a $2.9 million credit to expense related to PSUs and PRSUs.

Stock-based compensation expense in the three months ended September 30, 2021, was approximately $9.6 million, comprising approximately $5.0 million related to RSUs, $4.2 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the nine months ended September 30, 2021, was approximately $27.3 million, comprising approximately $15.0 million related to RSUs, $10.9 million related to PSUs and PRSUs and $1.4 million related to the Company’s employee stock purchase plan.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PSUs outstanding as of September 30, 2022 and activity during the nine months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	104	$84.47
Granted	119	$79.91
Vested	(104)	$84.47
Forfeited	(3)	$79.23
Outstanding at September 30, 2022	116	$79.93	0.25	$7,478
Outstanding and expected to vest at September 30, 2022	42		0.25	$2,715

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

A summary of PRSUs outstanding as of September 30, 2022 and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	383	$53.14
Granted	110	$78.96
Vested	(135)	$34.09
Forfeited	—	—
Outstanding at September 30, 2022	358	$68.18	1.15	$23,050
Outstanding and expected to vest at September 30, 2022	32		0.25	$2,064

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards

A summary of RSUs outstanding as of September 30, 2022 and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	1,144	$46.81
Granted	511	$76.10
Vested	(448)	$42.83
Forfeited	(62)	$57.91
Outstanding at September 30, 2022	1,145	$60.83	1.77	$73,675
Outstanding and expected to vest at September 30, 2022	1,058		1.66	$68,041

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

Customer Concentration

The Company’s top ten customers accounted for approximately 72% and 75% of net revenues for the three and nine months ended September 30, 2022, respectively, and 76% and 79%, in the corresponding periods of 2021, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $103.6 million and $373.3 million in the three and nine months ended September 30, 2022, respectively, and $127.3 million and $397.9 million, in the corresponding periods of 2021, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2022	2021	2022	2021
Avnet	28%	27%	30%	29%
Honestar Technologies Co., Ltd.	*	15%	12%	17%
Salcomp Group	12%	*	*	*

* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2022, and December 31, 2021, 78% and 86%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customer represented 10% or more of accounts receivable at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Customer	2022	2021
Avnet	32%	45%
Salcomp Group	13%	*

* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
United States of America	$8,387	$5,054	$22,862	$12,973
Hong Kong/China	80,508	103,937	282,508	344,790
India	9,660	6,353	22,765	17,551
Taiwan	4,895	7,629	16,000	20,432
Korea	10,071	17,508	47,298	43,702
Western Europe (excluding Germany)	10,790	11,418	27,164	27,268
Japan	9,777	6,959	27,986	16,758
Germany	16,601	9,402	42,545	24,064
Other	9,544	8,516	37,240	23,085
Total net revenues	$160,233	$176,776	$526,368	$530,623

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	57,134	60,344	59,913	59,910
Common stock issued under employee stock plans	61	104	785	873
Repurchased	—	(120)	(3,503)	(455)
Ending balance	57,195	60,328	57,195	60,328

Common Stock Repurchases

As of December 31, 2021, the Company had $67.3 million remaining under its stock-repurchase program. In January, February and April 2022, the Company’s board of directors authorized the use of an additional $100 million, $50 million and $75 million, respectively, for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2022 the Company purchased 3.5 million shares for $292.3 million, leaving no funds authorized as of September 30, 2022. In October 2022, the Company’s board of directors authorized the use of an additional $100 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

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

For the three and nine months ended September 30, 2022 and 2021, cash dividends declared and paid were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Dividends declared and paid	$10,293	$7,840	$31,229	$23,552
Dividends declared per common share	$0.18	$0.13	$0.54	$0.39

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Basic earnings per share:
Net income	$45,964	$42,034	$148,036	$123,713
Weighted-average common shares	57,172	60,319	58,039	60,350
Basic earnings per share	$0.80	$0.70	$2.55	$2.05
Diluted earnings per share: (1)
Net income	$45,964	$42,034	$148,036	$123,713
Weighted-average common shares	57,172	60,319	58,039	60,350
Effect of dilutive awards:
Employee stock plans	431	1,044	596	1,116
Diluted weighted-average common shares	57,603	61,363	58,635	61,466
Diluted earnings per share	$0.80	$0.69	$2.52	$2.01

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2022 and 2021 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three and nine months ended September 30, 2022, and 2021, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rates for the three and nine months ended September 30, 2022, were 6.9% and 8.5%, respectively, and 8.2% and 6.1%, in the corresponding periods of 2021, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the nine months ended September 30, 2021, the Company’s effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of September 30, 2022, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and deferred tax assets relating to tax credits in Canada.

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

On May 16, 2022, the Company entered into a binding settlement agreement (the “Settlement Agreement”) with Opticurrent, LLC, pursuant to which the parties agreed to end all outstanding legal disputes. Neither party granted any licenses to the other. Pursuant to the Settlement Agreement, the Company and Opticurrent have dismissed, withdrawn, and/or terminated all legal proceedings between the parties and the Company agreed to and subsequently paid Opticurrent $2.9 million.

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

On October 31, 2022, Waverly Licensing LLC filed a complaint against the Company in the United States District Court for the Western District of Texas. In its complaint, Waverly alleges that the Company is infringing one patent pertaining to charging a battery-operated device. The lawsuit is in its earliest stages, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against Waverly’s claims against the Company’s technology, with appeals to follow if necessary.

The Company is unable to predict the outcome of legal proceedings with certainty, and there can be no assurance that the Company will prevail in the above-mentioned unsettled litigations. These litigations, whether or not determined in the Company’s favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. Currently, the Company is not able to estimate a loss or a range of loss for the ongoing litigations disclosed above, however adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of operations. It should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 7, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Recent Results

Our net revenues were $160.2 million and $176.8 million for the three months ended September 30, 2022 and 2021, respectively, and $526.4 million and $530.6 million for the nine months ended September 30, 2022 and 2021, respectively. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation, a shift in consumer spending toward travel and services, the conflict in Ukraine, the weaker housing market, particularly in China, and restrictions on economic activity in China aimed at controlling the spread of COVID-19. The decrease in revenues for the three-month period was driven by the communications, consumer and computer end markets, reflecting weaker demand for cellphones, computers and appliances; the decreases in these markets were partially offset by increased sales into the industrial end-market reflecting growth across a broad range of industrial applications such as wind-power systems, electronic utility meters, battery-operated tools and broad-based industrial applications. The decrease in revenues for the nine-month period was driven by lower sales into the communications end-market reflecting weaker demand from customers serving the cellphone market; the decrease in the communications end-market was partially offset by increased sales in the other markets, primarily the industrial end-market, reflecting growth across a broad range of industrial applications such as wind-power systems and broad-based industrial applications.

Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 72% and 75% of net revenues in the three and nine months ended September 30, 2022, respectively, and 76% and 79% in the corresponding periods of 2021, respectively. International sales accounted for 95% and 96% of our net revenues in the three and nine months ended September 30, 2022, respectively, and 97% and 98% in the corresponding periods of 2021, respectively.

Our gross margin was 57.4% and 51.9% in the three months ended September 30, 2022 and 2021, respectively, and 56.9% and 50.4% in the nine months ended September 30, 2022 and 2021, respectively. Our gross margin increased primarily due to favorable end-market mix, with a greater percentage of revenues coming from higher-margin end markets, as well as manufacturing efficiencies.

Total operating expenses were $43.7 million and $46.1 million in the three months ended September 30, 2022 and 2021, respectively, and $140.0 million and $136.7 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in operating expenses for the three months ended September 30, 2022 was due primarily to lower stock-based compensation expense partially offset by higher salary and related expenses driven by increased headcount and product development expenses. The increase in operating expenses for the nine months ended September 30, 2022 was due primarily to our litigation settlement with Opticurrent LLC, higher salary and related expenses driven by increased headcount, and product development expenses, partially offset by lower stock-based compensation expense and receipt of a distribution from the bankruptcy liquidation of SemiSouth Laboratories, Inc., of which we were a creditor as a result of investments made in SemiSouth in 2011.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.6	48.1	43.1	49.6
Gross profit	57.4	51.9	56.9	50.4
Operating expenses:
Research and development	14.5	12.0	13.4	11.9
Sales and marketing	9.2	8.8	8.9	8.5
General and administrative	3.6	5.3	4.1	5.4
Other operating expenses	—	—	0.2	—
Total operating expenses	27.3	26.1	26.6	25.8
Income from operations	30.1	25.8	30.3	24.6
Other income	0.6	0.1	0.4	0.2
Income before income taxes	30.7	25.9	30.7	24.8
Provision for income taxes	2.1	2.1	2.6	1.5
Net income	28.6%	23.8%	28.1%	23.3%

Comparison of the three and nine months ended September 30, 2022 and 2021

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2022 were $160.2 million and $526.4 million, respectively, and $176.8 million and $530.6 million for the corresponding periods of 2021, respectively. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation, a shift in consumer spending toward travel and services, the conflict in Ukraine, the weaker housing market, particularly in China, and restrictions on economic activity in China aimed at controlling the spread of COVID-19. The decrease in revenues for the three-month period was driven by the communications, consumer and computer end markets, reflecting weaker demand for cellphones, computers and appliances; the decreases in these markets were partially offset by increased sales into the industrial end-market reflecting growth across a broad range of industrial applications such as wind-power systems, electronic utility meters, battery-operated tools and broad-based industrial applications. The decrease in revenues for the nine-month period was driven by lower sales into the communications end-market reflecting weaker demand from customers serving the cellphone market; the decrease in the communications end-market was partially offset by increased sales in the other markets, primarily the industrial end-market, reflecting growth across a broad range of industrial applications such as wind-power systems and broad-based industrial applications.

Our revenue mix by end market for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2022	2021	2022	2021
Communications	16%	25%	20%	33%
Computer	11%	11%	10%	9%
Consumer	32%	34%	35%	31%
Industrial	41%	30%	35%	27%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $151.8 million and $503.5 million in the three and nine months ended September 30, 2022, respectively, and $171.7 million and $517.7 million, in the corresponding periods of 2021, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 68% and 75% of our net revenues in the three and nine months ended September 30, 2022, respectively, and 80% and 83% in the corresponding periods of 2021, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 65% and 71% in the three and nine months ended September 30, 2022, respectively, and 72% and 75% in the corresponding periods of 2021, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2022	2021	2022	2021
Avnet	28%	27%	30%	29%
Honestar Technologies Co., Ltd.	*	15%	12%	17%
Salcomp Group	12%	*	*	*

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Net revenues	$160.2	$176.8	$526.4	$530.6
Gross profit	$92.0	$91.7	$299.6	$267.5
Gross margin	57.4%	51.9%	56.9%	50.4%

Our gross margin increased primarily due to favorable end-market mix, with a greater percentage of revenues coming from higher-margin end markets, as well as manufacturing efficiencies.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
R&D expenses	$23.2	$21.1	$70.4	$62.9
Headcount (at period end)	305	296	305	296

R&D expenses increased for the three and nine months ended September 30, 2022, as compared to the corresponding periods of 2021, primarily due to higher salary and related expenses driven by increased headcount and increased product development expenses. These increases were partially offset by reduced stock-based compensation expense related to performance-based awards.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Sales and marketing expenses	$14.7	$15.6	$47.1	$45.0
Headcount (at period end)	321	267	321	267

S&M expenses decreased in the three months ended September 30, 2022, due to reduced stock-based compensation expense related to performance-based awards, lower commissions and lower amortization of acquired intangibles as certain intangible assets are now fully amortized; these factors were partially offset by higher salary expense stemming from higher headcount, as well as increased travel and tradeshow related expenses. S&M expenses increased in the nine months ended September 30, 2022, as compared to the corresponding period of 2021, due to higher salary and related expenses stemming from higher headcount and increased travel and tradeshow related expenses partially offset by reduced stock-based compensation expense related to performance-based awards, lower commissions and lower amortization of acquired intangibles.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
G&A expenses	$5.8	$9.4	$21.4	$28.8
Headcount (at period end)	73	70	73	70

G&A expenses decreased for the three and nine months ended September 30, 2022 as compared to the corresponding periods of 2021, due to lower stock-based compensation expense related to performance-based awards, partially offset by higher expenses for professional and legal services.

Other operating expenses, net. Other operating expenses, net were $1.1 million in the nine months ended September 30, 2022. This amount consisted of a $2.9 million expense stemming from the settlement of our litigation with Opticurrent LLC (refer to Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q), partially offset by receipt of a $1.7 million distribution related to SemiSouth Laboratories, Inc.’s bankruptcy liquidation of which we were a creditor as a result of investments made in SemiSouth in 2011.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Other income	$1.0	$0.2	$2.2	$1.0

Other income increased for the three and nine months ended September 30, 2022 as compared to the corresponding periods of 2021, primarily due to higher interest income and gains on foreign currency exchange.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Provision for income taxes	$3.4	$3.8	$13.7	$8.0
Effective tax rate	6.9%	8.2%	8.5%	6.1%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and nine months ended September 30, 2022 were 6.9% and 8.5%, respectively, and 8.2% and 6.1% for the corresponding periods of 2021, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the three months ended September 30, 2022 and 2021, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the nine months ended September 30, 2022 and 2021, our effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits and recognition of excess tax benefits related to share-based payments. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of September 30, 2022, we had $363.2 million in cash, cash equivalents and short-term marketable securities, a decrease of $167.1 million from $530.4 million as of December 31, 2021. As of September 30, 2022, we had working capital, defined as current assets less current liabilities, of $453.2 million, a decrease of approximately $161.3 million from $614.5 million as of December 31, 2021.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of September 30, 2022.

Cash From Operating Activities

Operating activities generated $191.2 million of cash in the nine months ended September 30, 2022. Net income for this period was $148.0 million; we also incurred depreciation, non-cash stock-based compensation expense, amortization of premiums on marketable securities and amortization of intangibles of $26.1 million, $15.7 million, $2.6 million and $1.9 million, respectively. Sources of cash also included a $24.6 million decrease in accounts receivable due to decreased customer shipments and $8.4 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $20.8 million increase in inventories due to softening demand during the year, a $5.9 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $3.9 million decrease in taxes payable and accrued liabilities.

Operating activities generated $183.7 million of cash in the nine months ended September 30, 2021. Net income for this period was $123.7 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization of intangibles and loss on disposal of property and equipment of $27.3 million, $23.4 million, $2.7 million and $2.2 million, respectively. Sources of cash also included an $11.1 million decrease in inventory reflecting strong demand for the period and a $6.6 million increase in accounts payable (excluding payables related to property and equipment) due to the timing of payments. These sources of cash were partially offset by a $6.2 million decrease in taxes payable and accrued liabilities, a $5.0 million increase in prepaid expenses and other assets, primarily due to prepaid income taxes, and a $3.0 million increase in accounts receivable due to increased customer shipments.

Cash From Investing Activities

Our investing activities in the nine months ended September 30, 2022 generated $101.5 million of cash, primarily consisting of $133.8 million from sales and maturities of marketable securities, net of purchases, and by proceeds of $1.2 million from the sale of an office building, partially offset by $33.4 million for purchases of property and equipment, primarily production-related machinery and equipment.

Our investing activities in the nine months ended September 30, 2021 resulted in a $128.1 million net use of cash, primarily consisting of $97.9 million for the purchase of marketable securities, net of sales and maturities, and $30.3 million for purchases of property and equipment, primarily production-related machinery and equipment as well as construction of a new office building in Switzerland.

Cash From Financing Activities

Our financing activities in the nine months ended September 30, 2022 resulted in a $317.4 million net use of cash, consisting of $292.3 million for the repurchase of our common stock and $31.2 million for the payment of dividends to stockholders, partially offset by $6.2 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the nine months ended September 30, 2021 resulted in a $52.0 million net use of cash, consisting of $36.2 million for the repurchase of our common stock and $23.6 million for the payment of dividends to stockholders, partially offset by $7.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

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

In January 2022, our board of directors raised the quarterly cash dividend by an additional $0.03 per share with the declaration of four cash dividends of $0.18 per share (in lieu of the $0.15 per share announced in October 2021) to be paid to stockholders of record at the end of each quarter in 2022. A dividend payout of $10.7 million, $10.3 million and $10.3 million occurred on March 31, 2022, June 30, 2022 and September 30,  2022, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2021, we had $67.3 million remaining under our stock-repurchase program. In January, February and April 2022, our board of directors authorized the use of an additional $100 million, $50 million and $75 million, respectively, for the repurchase of our common stock, with repurchases to be executed according to pre-

defined price/volume guidelines. In the nine months ended September 30, 2022, we repurchased 3.5 million shares of our common stock for $292.3 million, leaving no funds authorized as of September 30, 2022. In October 2022, our board of directors authorized the use of an additional $100 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

Contractual Commitments

As of September 30, 2022 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $22.9 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of September 30, 2022, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of September 30, 2022, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. As of September 30, 2022 and December 31, 2021, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2022 or December 31, 2021, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of September 30, 2022, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primarily Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of September 30, 2022 and December 31, 2021, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Business

We face risks related to changing worldwide economic conditions which could adversely affect our operating results and financial condition. The US and global economies are facing high inflation rates, higher interest rates and potential recession. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, adverse changes in economic conditions could harm our operating results and financial conditions in a variety of ways. For example, regional or global economic downturns could adversely affect demand for our products, as could reductions in consumer spending stemming from inflation, as we have experienced in the three months ended September 30, 2022. This in turn has and could adversely affect our revenue and potentially result in write-offs of excess or obsolete inventory. Inflation could also drive increases in our costs of revenue and operations, which we may not be able to successfully pass along to our customers. For additional information regarding these and other risks related to adverse changes in macroeconomic conditions, we refer you to the risk factors disclosed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

POWER INTEGRATIONS, INC.

Dated:	November 2, 2022	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)