Form 10-K
period 2022-12-31
POWER INTEGRATIONS INC
filed 2023-02-07
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧    No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.3 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of January 31, 2023: 56,986,742.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2023 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: if demand for our products continues to decline in our major end markets, our net revenues will decline further; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; the novel coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed herein; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if our products do not penetrate additional markets, our business will not grow as we expect; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We make these forward-looking statements based upon information available on the date of this Form 10-K, and expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws. In evaluating these statements, you should specifically consider the risks described under Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging from a few kilowatts up to gigawatts, and motor-drive applications up to approximately 400 watts. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service. In 2022 we launched PowerPros℠, a live online video support service that enables power-supply designers to talk directly with members of our applications engineering team 24 hours a day, six days a week, anywhere in the world.

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

Lighting is another major source of energy waste. Less than 5% of the energy consumed by traditional incandescent light bulbs is converted to light, while the remainder is wasted as heat. The Alliance to Save Energy estimated in 2007 that a conversion to efficient lighting technologies such as compact fluorescent bulbs and LEDs could save as much as $18 billion worth of electricity and 158 million tons of carbon dioxide emissions per year in the United States alone.

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

In 2010, the EU EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products. The limit was reduced by 50 percent beginning in 2013, with many products now limited to 500 milliwatts of standby usage; further tightening of the standards is under consideration. The EISA legislation also required substantial improvements in the efficiency of lighting technologies; the manufacture and sale of most incandescent bulbs has been illegal in the United States since 2014, while rules adopted in 2022 by the U.S. government are expected to result in the phase-out of additional categories of inefficient bulbs. Plans to eliminate incandescent bulbs have also been announced or enacted in other geographies such as Canada, Australia and Europe. In December 2019 the government of China published new efficiency standards for room air conditioners, which took effect in July 2020. In 2022 India’s Bureau of Energy Efficiency implemented new labeling standards for ceiling fans in an effort to drive adoption of BLDC motors in place of less efficient induction motors.

We believe we offer products that enable manufacturers to meet or exceed these regulations, and all other such regulations of which we are aware. Since 1998, our AC-DC power-conversion ICs have featured our EcoSmart technology which drastically reduces standby power waste. We have sold more than 20 billion ICs featuring EcoSmart technology, resulting in estimated savings of more than 160 billion kilowatt-hours of standby power worldwide. In 2010 we expanded our portfolio of energy-saving products with the introduction of our CapZero and SenZero IC families, which eliminate additional sources of standby waste in some power supplies. We also offer a range of products designed specifically for LED-lighting applications. Our GaN technology, introduced in 2019, also dramatically improves the active-mode efficiency of power-supplies.

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

The BridgeSwitch family of products, introduced in 2018, is a family of motor-driver ICs addressing BLDC motor applications up to approximately 400 watts. Such applications include refrigerator compressors, ceiling fans, air purifiers as well as pumps, fans and blowers used in consumer appliances such as dishwashers and laundry machines. BridgeSwitch products are complemented by our Motor-Expert software, which provides configuration and diagnostic tools for design engineers.

Other Product Information

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper, Qspeed, InnoSwitch, BridgeSwitch, SCALE, SCALE-II, SCALE-III, SCALE-iDriver, PeakSwitch, CAPZero, SENZero, ChiPhy, FluxLink, CONCEPT, PI Expert and Motor-Expert are trademarks of Power Integrations, Inc.

End Markets and Applications

Our net revenues consist primarily of sales of the products described above. When evaluating our net revenues, we categorize our sales into the following four major end-market groupings: communications, computer, consumer, and industrial.

The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2022	2021	2020
Communications	21%	30%	30%
Computer	10%	10%	7%
Consumer	33%	32%	33%
Industrial	36%	28%	30%

Our products are used in a vast range of power-conversion applications in the above-listed end-market categories. The following chart lists the most prominent applications for our products in each category.

Market Category	Primary Applications
Communications	Mobile-phone chargers, adapters for routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Computer	Desktop PCs and monitors, servers, adapters for tablets and notebook computers, other computer peripherals
Consumer	Major and small appliances, air conditioners and other comfort appliances, TVs and set-top boxes, video-game consoles
Industrial

Industrial controls, LED lighting, utility meters, motor controls, uninterruptible power supplies, battery-powered tools, networked thermostats, power strips and other “smart home” devices, industrial motor drives, renewable energy systems, electric locomotives, electric passenger cars and commercial vehicles, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 30%, 25% and 25% of our net product revenues in 2022, 2021 and 2020, respectively, while sales to distributors accounted for the remainder in each of the corresponding years. Most of our distributors are entitled to return privileges based on revenues and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Historically, our business has been characterized by short-lead-time orders and quick delivery schedules.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 76%, 78% and 62% of net revenues in 2022, 2021 and 2020, respectively. In 2022, 2021, and 2020 two customers, both distributors, each accounted for more than 10% of revenues.

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

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. In 2022 we received 26 U.S. and 35 foreign patents. As of December 31, 2022, we held 343 U.S. and 329 foreign patents. Both U.S. and foreign patents have expiration dates ranging from 2023 to 2042. While our patent portfolio as a whole is important to the success of our business, we are not materially dependent upon any single patent. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, United Kingdom, Europe, Japan, India, Brazil and Russia.

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

Competition

Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as STMicroelectronics, Infineon Technologies and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage silicon or GaN transistors; such controller chips are produced by a large number of vendors, including those listed above as well as such companies as NXP Semiconductors, Diodes Inc., On-Bright Electronics, MediaTek Inc., Southchip Semiconductor and Renesas Electronics. Our gate-driver products compete with alternatives from such companies as Broadcom, Infineon, Mitsubishi Electric, Fuji Electric, Semikron and Hangzhou Firstack Technology Co., as well as driver circuits made up of discrete devices. Our motor-driver ICs compete with power modules from such companies as ON Semiconductor, Infineon, STMicroelectronics, Mitsubishi and Sanken as well as discrete designs from a wide range of other suppliers.

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

Human Capital

As of December 31, 2022, we employed 831 full-time personnel across 14 countries with 370, or 45% of the total, residing in North America, while 55% resided offshore comprising 334 in the Asia-Pacific region and 127 across Europe. As of December 31, 2022, 6% of our worldwide employees were foreign nationals, defined as individuals requiring employment visas in the countries where they are employed. Women comprise approximately 26% of our total U.S. workforce and 33% of our non-technical U.S. workforce. The ethnic makeup of our U.S. workforce is approximately as follows: 63% Asian; 27% white; 6% Hispanic or Latino; 4% other.

Innovation is the lifeblood of our company, and we depend on our people to sustain our competitive advantage. To attract and retain talented employees, we offer competitive compensation with generous comprehensive benefits for employees and dependents (including domestic partners). We offer health, dental and vision insurance, covering 86% of the cost of employee health insurance in 2022, flexible spending accounts for healthcare and child-care expenses, matching 401(k) contributions (at a rate of 50% of the employee contribution, up to a maximum of 4% of the employee’s eligible compensation), employee stock plans, paid vacation and family leave, life and disability insurance, flu vaccinations, tuition reimbursement, charitable gift matching, health-and-wellness programs designed to promote physical well-being and other mental health services. Approximately 99% of eligible U.S. employees participate in our 401(k) plan, and 68% of eligible employees participated in the most recent offering period of our employee stock purchase plan. These benefits, combined with our culture of innovation and sustainable growth, contribute to below-average employee turnover relative to our industry and an average tenure of nearly 7 years. In December 2022 we were certified by Great Place to Work® based on the results of an anonymous survey of employees, in which 82% of employees stated that Power Integrations is a great place to work.

It is our policy to ensure equal employment opportunity for all applicants and employees without regard to prohibited considerations of race, color, religion, sex (including pregnancy, gender identity and sexual orientation), national origin, age, disability or genetic information, marital status or any other classification protected by applicable local, state or federal laws. Our employees are encouraged to engage with company leadership and raise concerns and questions in person, via e-mail (anonymously if desired), or at our quarterly employee communications meeting with the CEO and senior management team. All employees receive training in the prevention of sexual harassment and abusive conduct in the workplace.

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

Investor Information

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act as soon as reasonably practicable after filing this material electronically or otherwise furnishing it to the SEC. Investors may obtain free electronic copies or request paper copies of these reports via the “For Investors” section of our website, www.power.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports we file with the SEC are also available at www.sec.gov.

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

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Information About Our Executive Officers

As of January 31, 2023, our executive officers, who were appointed by and serve at the discretion of our board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	68
Douglas Bailey	Vice President, Marketing	56
Radu Barsan	Vice President, Technology	70
Sunil Gupta	Vice President, Operations	50
David “Mike” Matthews (1)	Vice President, Product Development	58
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	63
Yang Chiah Yee	Vice President, Worldwide Sales	56
Clifford Walker	Vice President, Corporate Development	71
(1)	On February 6, 2023, Mr. Matthews assumed a new role as Chief Technology Officer. See Part I, Item 9B in this Annual Report on Form 10-K.

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

Radu Barsan has served as our vice president of technology since January 2013, leading our foundry engineering, technology development and quality organizations. Prior to joining Power Integrations, Dr. Barsan served as chairman and CEO at Redfern Integrated Optics, Inc., a supplier of single frequency narrow linewidth lasers, modules, and subsystems, from 2001 to 2013. Previously, he served in a succession of engineering-management and technology development roles at Phaethon Communications, Inc., a photonics technology company, Cirrus Logic, Inc., a high-precision analog and digital signal processing company, Advanced Micro Devices, a semiconductor company, Cypress Semiconductor, Inc., a semiconductor company and Microelectronica a semiconductor company. Dr. Barsan has more than 40 years of commercial experience in semiconductor and photonic components development, engineering and operations.

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

Mike Matthews has served as our vice president of product development since August 2012. Mr. Matthews joined Power Integrations in 1992, managing our European application engineering group and then our European sales organization as managing director of Power Integrations (Europe). He has led our product-definition team since 2000, serving as director of strategic marketing prior to assuming his current role. Prior to joining Power Integrations, Mr. Matthews worked at several electric motor-drive companies and then at Siliconix, a semiconductor company, as a motor-control applications specialist.

Sandeep Nayyar has served as our vice president and chief financial officer since June 2010. Previously Mr. Nayyar served as vice president of finance at Applied Biosystems, Inc., a developer and manufacturer of life-sciences products, from 2002 to 2009. Mr. Nayyar was a member of the executive team with world-wide responsibilities for finance. From 1990 to 2001, Mr. Nayyar served in a succession of financial roles including vice president of finance at Quantum Corporation, a computer storage company. Mr. Nayyar also worked for five years in the public-accounting field at Ernst & Young LLP. Mr. Nayyar is a Certified Public Accountant, Chartered Accountant and has a Bachelor of Commerce from the University of Delhi, India. Since 2014, Mr. Nayyar has served as a director and audit-committee chairman of Smart Global Holdings, Inc., a manufacturer of specialty memory solutions; and was the lead independent director from 2021 to 2022.

Yang Chiah Yee has served as our vice president, worldwide sales since June 2021. From March 2018 to June 2021, Mr. Yee served as senior vice president of worldwide sales at NeoPhotonics Corporation, a supplier of optoelectronic modules and subsystems for high-speed communication networks, where he was responsible for managing the worldwide sales and customer service organization, meeting with major clients, designing effective sales strategies and negotiating major contracts. From August 2016 to February 2017, Mr. Yee served as senior vice president of worldwide sales at IDEX Biometrics ASA, a supplier of fingerprint sensor solutions for payment cards, digital wallets and cyber authentication. From March 2008 to March 2016, Mr. Yee served in various senior sales roles at Atmel Corporation, a semiconductor designer and manufacturer of microcontroller and memory chips before its acquisition by Microhip Technology, Inc. Mr. Yee’s earlier experience includes senior sales roles at Xilinx Inc. and Memec LLC focusing on the Asia-Pacific region. Mr. Yee received a bachelor of engineering degree from Nanyang Technological Institute at the National University of Singapore, and holds a graduate diploma in marketing management from the Singapore Institute of Management.

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

Some of the factors that could affect our operating results include the following:

●	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations, rising inflation or other changes in macroeconomic conditions;

●	reliance on international sales activities for a substantial portion of our net revenues;
●	the volume and timing of orders received from customers;
●	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;
●	interruptions in our information technology systems;
●	competitive pressures on selling prices;
●	we face risks related to the Novel Coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows;
●	risks associated with our supply chain including, the volume, cost and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
●	our ability to attract and retain qualified personnel;
●	the ability of our products to penetrate additional markets;
●	our ability to develop and bring to market new products and technologies on a timely basis;
●	the lengthy timing of our sales cycle;
●	earthquakes, fire, pandemics or other disasters;
●	undetected defects and failures in meeting the exact specifications required by our products;
●	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
●	the inability to adequately protect or enforce our intellectual property rights;
●	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;
●	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay;
●	changes in environmental laws and regulations, including with respect to energy consumption and climate change;
●	uncertainties arising out of economic consequences of current and potential military actions, such as Russia’s invasion of Ukraine, or terrorist activities and associated political instability;
●	risks associated with acquisitions and strategic investments;
●	our ability to successfully integrate, or realize the expected benefits from, our acquisitions; and
●	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting.

Risks Related to the Operation and Growth of Our Business

If demand for our products continues to decline in our major end markets, our net revenues will continue to decline further. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. A limited number of applications of our products, such as cellphone chargers and consumer appliances, make up a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. Demand for end products incorporating our products has been highly cyclical over time and has been impacted by economic downturns; our recent results have been impacted by economic conditions including inflation and the effects of anti-COVID measures in China. Any further economic slowdown in the end markets that we serve could cause a further slowdown in demand for our ICs, causing our net revenues to decline further and potentially result in write-offs of excess or obsolete inventory, which could cause the price of our stock to fall.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 96% for the year ended December 31, 2022 and 98% of our net revenues for the years ended December 31, 2021 and 2020, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

●	tariffs, protectionist measures and other trade barriers and restrictions;
●	potential insolvency of international distributors and representatives;
●	reduced protection for intellectual property rights in some countries;
●	the impact of recessionary environments and inflation in the United States and other economies where we do business;
●	global, regional, and local economic and political conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding relationships among the international community as a whole, as well as related to armed conflicts that exist, or in the future could exist, in various parts of the world;
●	the burdens of complying with a variety of foreign and applicable U.S. Federal and state laws; and
●	foreign-currency exchange risk.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 76%, 78% and 62% of our net revenues in each of the years ended December 31, 2022, 2021 and 2020, respectively. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 70%, 75% and 75% of net revenues in the years ended December 31, 2022, 2021 and 2020, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Interruptions in our information technology systems could adversely affect our business. We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including but not limited to new system implementations, computer viruses, security breaches, or energy blackouts could have a material adverse impact on our operations, sales and operating results. We have implemented measures to manage our risks related to such disruptions, but such disruptions could still occur and negatively impact our operations and financial results. Furthermore, the risk of state-supported and geopolitically motivated cybersecurity incidents may increase due to geopolitical instability. In addition, we may incur additional costs to remedy any damages caused by these disruptions or security breaches.

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2023 to 2040. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

We face risks related to the Novel Coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows. Our business as well as the business of our suppliers, customers and distributors have been and may continue to be adversely impacted by the world-wide response to COVID-19 such as public health measures, travel restrictions, business shutdowns, border closures, delivery and freight delays and other disruptions. These disruptions may continue to adversely affect not only our sales and marketing activities, product development, manufacturing and product shipments which could negatively impact our ability to meet customer commitments but also our customers’ ability to manufacture their products, which could continue to reduce their demand for our products. The effects of the pandemic have resulted in a significant economic downturn in local and global economies, as well as a significant downturn in financial markets, and the continuing pandemic could result in further significant economic downturns which may result in reduced end-customer demand and materially impact our revenues. All of these effects could have a material adverse effect on our customer relationships, operating results, cash flows, financial condition and have a negative impact on our stock price.

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

Recently enacted U.S. tax legislation has significantly changed the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation as initially enacted was unclear in some respects and has required interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation has been subject to amendments and technical corrections. Further amendments and technical corrections may occur, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the newly enacted U.S. tax legislation, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. As of December 31, 2022, we are currently subject to an ongoing audit with the California Franchise Tax Board for the tax years 2018 and 2019. The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.

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

As of January 31, 2023, there were approximately 61 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

From time to time our board of directors has authorized the use of funds to repurchase shares of our common stock. In both April 2021 and October 2021, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In January, February, April and October 2022, our board of directors authorized the use of an additional $100.0 million, $50.0 million, $75.0 million and $100.0 million, respectively, for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines.

As of December 31, 2022, we had approximately $81.3 million available for future stock repurchases. Authorization of future stock-repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2022:

			Total Number of	Approximate Dollar Value
			Shares Purchased	that May Yet be
	Total	Average	as Part of	Repurchased Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
October 1, 2022 to October 31, 2022	—	—	—	$100.0
November 1, 2022 to November 30, 2022	193,589	$69.40	193,589	$86.6
December 1, 2022 to December 31, 2022	72,898	$72.84	72,898	$81.3
Total	266,487		266,487

Performance Graph (1)

The following graph shows the cumulative total return on an investment of $100 in cash on December 31, 2017, through December 31, 2022, in our common stock, the Nasdaq Composite Index, the Nasdaq Electronic Components Index and the PHLX Semiconductor Sector Index (SOX) and assuming that all dividends were reinvested. The PHLX Semiconductor Sector Index (SOX) has replaced the Nasdaq Electronic Components Index in this analysis as we believe the PHLX Semiconductor Sector Index (SOX) is a more relevant comparison for our business. Data from the Nasdaq Electronic Components Index has been included through December 31, 2022. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Power Integrations, Inc., the NASDAQ Composite Index,
the NASDAQ Electronic Components Index and the PHLX Semiconductor Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Power Integrations, Inc.
NASDAQ Composite
NASDAQ Electronic Components
PHLX Semiconductor

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Power Integrations, Inc.	100.00	83.68	136.94	228.39	260.65	203.05
Nasdaq Composite	100.00	97.16	132.81	192.47	235.15	158.65
PHLX Semiconductor (SOX)	100.00	93.95	153.39	235.71	336.71	219.26
Nasdaq Electronic Components	100.00	86.61	129.69	185.86	275.79	177.31
(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of our operations. It should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Our net revenues were $651.1 million, $703.3 million and $488.3 million in 2022, 2021 and 2020, respectively. The decrease in revenues in 2022 was primarily driven by the communications end-market category, in which revenues fell by 36%, reflecting lower global demand for smartphones. More broadly, we observed a deterioration in demand as the year progressed, reflecting a range of macroeconomic and cyclical factors, including: lower demand for products such as smartphones, computers and appliances following a period of strong demand during the COVID-19 pandemic, and a shift in consumer spending in favor of services rather than goods as the pandemic waned; measures implemented in China to control the spread of COVID-19, which affected consumer demand in China as well as the ability of some of our customers to manufacture their products; the impact of inflation on consumer spending; economic downturns in local and global economies; a build-up in the supply chain of inventory of our products, and of intermediate and finished products containing our products. The latter effect was driven by the efforts of supply-chain participants to overcome component shortages that developed during the pandemic, with the abrupt slowdown in demand leading to oversupply of inventory.

In 2021, revenues increased by $215.0 million, reflecting the strong demand conditions then prevalent across the semiconductor industry, as well as market-share gains for our products in a broad range of applications including consumer appliances, advanced chargers for mobile devices such as smartphones, tablets and notebook computers, and a range of industrial applications including home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 76%, 78% and 62% of net revenues in 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, two customers, which are distributors of our products, each accounted for more than 10% of our net revenues. International sales represented approximately 96%, 98% and 98% of net revenues in 2022, 2021 and 2020, respectively.

Our business and financial performance depends significantly on worldwide economic conditions. We face global macroeconomic challenges and risks including the effects of the conflict in Ukraine, potential risks stemming from tensions between China and Taiwan, the COVID-19 pandemic, volatility in exchange rates, cyclical demand patterns common for our industry, inflation, tariffs and other risks associated with the global trade environment.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $366.9 million or 56% of net revenues in 2022, compared to $360.6 million or 51% of net revenues in 2021, and $243.6 million or 50% of net revenues in 2020. Our gross margin increased in 2022 due to a combination of factors, including a more favorable end-market mix, with a greater percentage of sales coming from higher-margin market categories and manufacturing efficiencies including the benefit of higher unit volumes on our manufacturing costs per unit. Our gross margin also increased in 2021, driven primarily by manufacturing efficiencies partially offset by an unfavorable change in end-market mix.

Total operating expenses in 2022 were $186.5 million, an increase of $0.9 million as compared to 2021 due to higher salary and related expenses driven by increased headcount and product development expenses. These increases were partially offset by lower stock-based compensation expense related to performance-based awards. Total operating expenses in 2021 were $185.6 million, an increase of $12.5 million as compared to 2020 due to higher salary and related expenses driven by increased headcount and annual merit increases, increased commission expense driven by increased sales and higher stock-based compensation expense related to performance-based awards. These increases were partially offset by lower patent-litigation expenses.

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

Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of our products held in their inventory or upon sale to their end customers. We recognize revenue from sales to distributors upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, we issue a credit memo to the distributor for the ship and debit claim. In determining the transaction price, we consider ship and debit price adjustments to be variable consideration. At the time revenue is recognized on sales to distributors, future ship and debit price adjustments are unknown and therefore subject to uncertainty. Such price adjustments are estimated using the expected value method based on an analysis of actual ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. The reserve for ship and debit claims increased by $11.6 million between December 31, 2022 and December 31, 2021, primarily due to higher inventory levels held by distributors and expected ship and debit claims related to such inventory. Historically, actual price adjustments for ship and debit claims relative to those estimated when determining the transaction price have not materially differed. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on our revenues and results of operations.

Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation returns are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. Historically, these distributor stock rotation returns have not been material.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	43.7	48.7	50.1
Gross profit	56.3	51.3	49.9
Operating expenses:
Research and development	14.4	12.1	16.7
Sales and marketing	9.6	8.6	11.2
General and administrative	4.4	5.7	7.6
Other operating expenses, net	0.2	—	—
Total operating expenses	28.6	26.4	35.5
Income from operations	27.7	24.9	14.4
Other income	0.5	0.2	1.0
Income before income taxes	28.2	25.1	15.4
Provision for income taxes	2.0	1.7	0.8
Net income	26.2%	23.4%	14.6%

Comparison of Years Ended December 31, 2022, 2021 and 2020

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. In 2022, revenues decreased by $52.1 million as compared to 2021, primarily driven by the communications end-market category reflecting lower global demand for smartphones. We observed a deterioration in demand across other end markets as the year progressed, reflecting a range of macroeconomic and cyclical factors as described above.

In 2021, revenues increased by $215.0 million compared to 2020 reflecting the strong demand conditions then prevalent across the semiconductor industry, as well as market-share gains for our products in a broad range of applications including consumer appliances, advanced chargers for mobile devices such as smartphones, tablets and notebook computers, and a range of industrial applications including home-and-building automation, electronic utility meters, battery-operated tools and broad-based industrial applications.

Our approximate net revenue mix by end-markets served in 2022, 2021 and 2020 is as follows:

End Market	2022	2021	2020
Communications	21%	30%	30%
Computer	10%	10%	7%
Consumer	33%	32%	33%
Industrial	36%	28%	30%

Sales to customers outside of the United States were $625.6 million, $686.0 million and $477.3 million in 2022, 2021 and 2020, respectively, representing 96% of net revenues in 2022, and 98% of net revenues in both 2021 and 2020. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 75%, 83% and 81% of our net revenues in 2022, 2021 and 2020, respectively. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.

Sales to distributors accounted for 70%, 75% and 75% of our net revenues in 2022, 2021 and 2020, respectively, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder in each of the corresponding years.

The following customers represented 10% or more of our net revenues for the respective years:

Customer	2022	2021	2020
Avnet	31%	30%	19%
Honestar Technologies Co., Ltd.	11%	16%	11%

No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the years ended December 31, 2022, 2021 and 2020:

(dollars in millions)	2022	Change	2021	Change	2020
Gross profit	$366.9	1.7%	$360.6	48.1%	$243.6
Gross margin	56.3%		51.3%		49.9%

Our gross margin increased in 2022 as compared to 2021 due to a combination of factors, including a more favorable end-market mix, with a greater percentage of sales coming from higher-margin market categories and manufacturing efficiencies including the benefit of higher unit volumes on our manufacturing costs per unit. Our gross margin increased in 2021 as compared to 2020 as manufacturing efficiencies were partially offset by an unfavorable change in end-market mix.

Research and development expenses. Research and development (R&D) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the years ended years ended December 31, 2022, 2021 and 2020:

(dollars in millions)	2022	Change	2021	Change	2020
R&D expenses	$93.9	10.6%	$84.9	3.9%	$81.7
Headcount (at period end)	310		304		280

R&D expenses increased in 2022 compared to 2021 due to higher salary and related expenses driven by increased headcount, increased equipment-related expenses and product-development costs partially offset by decreased stock-based compensation expense related to performance-based awards. R&D expenses increased in 2021 compared to 2020 due to higher salary and related expenses driven by increased headcount and annual merit increases, higher stock-based compensation expense related to performance-based awards and increased equipment-related expenses.

Sales and marketing expenses. Sales and marketing (S&M) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The following table compares sales and marketing expenses for the years ended December 31, 2022, 2021 and 2020:

(dollars in millions)	2022	Change	2021	Change	2020
Sales and marketing expenses	$62.6	2.9%	$60.8	11.6%	$54.5
Headcount (at period end)	320		280		265

S&M expenses increased in 2022 compared to 2021 due to higher salary and related expenses from the expansion of headcount and increases in travel and trade shows. These increases were partially offset by decreased commissions expense and lower stock-based compensation expense primarily related to performance-based awards. S&M expenses increased in 2021 as compared to 2020 due to increased commissions expense driven by increased sales, higher salary and related expenses from the expansion of headcount, and higher stock-based compensation expense primarily related to performance-based awards.

General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2022, 2021 and 2020:

(dollars in millions)	2022	Change	2021	Change	2020
G&A expenses	$28.9	(27.5)%	$39.8	8.0%	$36.9
Headcount (at period end)	72		70		68

G&A expenses decreased in 2022 due to lower stock-based compensation expense related to performance-based awards and lower patent-litigation expenses. G&A expenses increased in 2021 due to higher stock-based compensation expense related to performance-based awards partially offset by lower patent-litigation expenses.

Other operating expenses, net. Other operating expenses, net was $1.1 million in fiscal 2022. This amount consisted of a $2.9 million expense stemming from the settlement of our litigation with Opticurrent LLC (refer to Note 13, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), offset by receipt of a $1.7 million distribution related to the bankruptcy liquidation of SemiSouth Laboratories, Inc.’s of which we were a creditor as a result of investments made in SemiSouth in 2011.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The following table compares other income for the years ended December 31, 2022, 2021 and 2020:

(dollars in millions)	2022	Change	2021	Change	2020
Other income	$3.0	179.9%	$1.1	(77.4)%	$4.8

Other income increased in 2022 due primarily to an increase in interest income resulting from higher yields earned on our investments. Other income decreased in 2021 due primarily to lower interest income, as lower yields earned on our cash and investments more than offset the impact of higher cash and investment balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The following table compares the provision for income taxes for the years ended December 31, 2022, 2021 and 2020:

(dollars in millions)	2022	Change	2021	Change	2020
Provision for income taxes	$12.6	7.3%	$11.7	187.7%	$4.1
Effective tax rate	6.9%		6.7%		5.4%

In 2022, 2021 and 2020, the effective tax rate was lower than the statutory U.S. federal income-tax rates of 21% due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based compensation. Additionally, in 2022 and 2021, our effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction. For additional details, refer to Note 11, Provision for Income Taxes, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We had $353.8 million in cash, cash equivalents and short-term marketable securities at December 31, 2022 compared to $530.4 million at December 31, 2021 and $449.2 million at December 31, 2020. As of December 31, 2022, 2021 and 2020, we had working capital, defined as current assets less current liabilities, of approximately $466.7 million, $614.5 million and $538.7 million, respectively.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022 to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2022 and 2021, we had no advances outstanding under the Credit Agreement.

Cash from Operating Activities

Our operating activities generated cash of $215.3 million, $230.9 million and $125.6 million in the years ended December 31, 2022, 2021 and 2020, respectively. We generate cash primarily from operating activities in the ordinary course of business.

In 2022, our net income was $170.9 million, which included non-cash expenses of $34.9 million of depreciation, $22.4 million of stock-based compensation, $3.3 million for amortization of premium on marketable securities, $2.4 million of intangibles amortization and a $2.6 million decrease in deferred income taxes. Sources of cash also included a $19.9 million decrease in accounts receivable and $7.3 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $36.2 million increase in inventories due to softening demand during the year and a $3.8 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $5.2 million decrease in taxes payable and accrued liabilities.

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

Cash from Investing Activities

Our investing activities in the year ended December 31, 2022 generated $78.3 million of cash, consisting primarily of $116.3 million from sales and maturities of marketable securities, net of purchases, and proceeds of $1.2 million from the sale of an office building, partially offset by $39.2 million for purchases of property and equipment, primarily production-related machinery and equipment.

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

Cash from Financing Activities

Our financing activities in the year ended December 31, 2022, resulted in a $346.4 million net use of cash. Financing activities consisted primarily of $311.1 million for the repurchase of our common stock and $41.5 million for the payment of dividends to stockholders, partially offset by proceeds of $6.2 million from the issuance of common stock, including the exercise of employee stock options and issuance of shares through our employee stock purchase plan.

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

In February 2023, our board of directors raised the cash dividend with the declaration of four cash dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023. The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Stock Repurchases

Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $80.0 million in October 2018, $50.0 million in both April and October 2021, $100.0 million in January 2022, $50.0 million in February 2022, $75.0 million in April 2022 and $100.0 million in October 2022 with repurchases to be executed according to pre-defined price/volume guidelines. In 2020, we repurchased 63 thousand shares for approximately $2.6 million. In 2021, we repurchased 0.9 million shares for approximately $73.9 million. In 2022, we repurchased 3.8 million shares for $311.1 million, leaving $81.3 million in funds authorized as of December 31, 2022.

Authorization of future stock repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

Capital Expenditures

Cash paid for property and equipment in the year ended December 31, 2022 was $39.2 million. As of December 31, 2022, we had non-cancelable commitments of $1.1 million for the purchase of property and equipment. We expect capital expenditures in fiscal 2023 to be primarily for machinery and equipment for use in the manufacture of our products to support future growth. We expect to fund these capital expenditures with cash on hand as well as cash provided by future operations.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017 generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of December 31, 2022, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

If our operating results deteriorate in future periods, either as a result of a decrease in customer demand or pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our current financing or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are uncertain but include funding our operations and additional capital expenditures.

Off-Balance-Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2022, we had the following non-cancelable contractual obligations:

	Payments Due by Period
		Less than 1
(In thousands)	Total	Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations(1)	$9,641	$3,268	$3,911	$1,664	$798
Purchase obligations(2)	$46,157	$46,157	$—	$—	$—
(1)	Operating lease obligations represent undiscounted non-cancelable remaining lease payments.
(2)	Purchase obligations represent commitments to our suppliers and other parties for the purchases of goods and services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, and purchases of property and equipment.

In addition to operating lease and purchase obligations, we have a contractual obligation related to income tax as of December 31, 2022, which primarily comprises unrecognized tax benefits of approximately $23.4 million, and was classified as contra deferred tax assets or long-term income taxes payable in our consolidated balance sheet. As of December 31, 2022 we also had approximately $3.0 million classified as long-term income taxes payable related to the estimated one-time transition tax from the enactment of the Tax Act which will be payable in three remaining annual installments. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy the cash requirements for these contractual obligations.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2022 and 2021, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2022 or December 31, 2021, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2022, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2022. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2022
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$120	$241

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.

We have R&D and sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2022 and 2021, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Nevertheless, as a result of our above-mentioned supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 7, 2023

We have served as the Company’s auditor since 2005.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands)	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,372	$158,117
Short-term marketable securities	248,441	372,235
Accounts receivable, net	20,836	41,393
Inventories	135,420	99,266
Prepaid expenses and other current assets	15,004	15,804
Total current assets	525,073	686,815
PROPERTY AND EQUIPMENT, net	176,681	179,824
INTANGIBLE ASSETS, net	6,597	9,012
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	19,034	16,433
OTHER ASSETS	20,862	30,554
Total assets	$840,096	$1,014,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,088	$43,721
Accrued payroll and related expenses	14,778	15,492
Taxes payable	938	1,210
Other accrued liabilities	12,572	11,898
Total current liabilities	58,376	72,321
LONG-TERM INCOME TAXES PAYABLE	15,757	15,280
OTHER LIABILITIES	10,747	14,854
Total liabilities	84,880	102,455
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000 shares
Outstanding - 56,961 and 59,913 shares in 2022 and 2021, respectively	24	28
Additional paid-in capital	—	162,301
Accumulated other comprehensive loss	(7,344)	(3,737)
Retained earnings	762,536	753,440
Total stockholders’ equity	755,216	912,032
Total liabilities and stockholders’ equity	$840,096	$1,014,487

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
NET REVENUES	$651,138	$703,277	$488,318
COST OF REVENUES	284,231	342,638	244,728
GROSS PROFIT	366,907	360,639	243,590

OPERATING EXPENSES:
Research and development	93,894	84,933	81,711
Sales and marketing	62,574	60,808	54,497
General and administrative	28,897	39,840	36,895
Other operating expenses, net	1,130	—	—
Total operating expenses	186,495	185,581	173,103
INCOME FROM OPERATIONS	180,412	175,058	70,487
OTHER INCOME	3,014	1,077	4,764
INCOME BEFORE INCOME TAXES	183,426	176,135	75,251
PROVISION FOR INCOME TAXES	12,575	11,722	4,075
NET INCOME	$170,851	$164,413	$71,176

EARNINGS PER SHARE:
Basic	$2.96	$2.73	$1.19
Diluted	$2.93	$2.67	$1.17

SHARES USED IN PER SHARE CALCULATION:
Basic	57,801	60,327	59,657
Diluted	58,371	61,467	60,845

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net income	$170,851	$164,413	$71,176
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2022, 2021 and 2020	(985)	(486)	(183)
Unrealized gain (loss) on marketable securities, net of $0 tax in 2022, 2021 and 2020	(4,158)	(2,055)	307
Unrealized actuarial gain on pension benefits, net of tax of ($271), ($334) and ($308) in 2022, 2021 and 2020, respectively	1,536	967	843
Total other comprehensive income (loss)	(3,607)	(1,574)	967
TOTAL COMPREHENSIVE INCOME	$167,244	$162,839	$72,143

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2020	58,862	$28	$152,117	$(3,130)	$575,531	$724,546
Issuance of common stock under employee stock option and stock award plans	963	—	4,608	—	—	4,608
Repurchase of common stock	(63)	—	(2,636)	—	—	(2,636)
Issuance of common stock under employee stock purchase plan	148	—	5,919	—	—	5,919
Stock-based compensation expense related to employee stock awards	—	—	28,952	—	—	28,952
Stock-based compensation expense related to employee stock purchases	—	—	1,960	—	—	1,960
Payment of dividends to stockholders	—	—	—	—	(25,081)	(25,081)
Unrealized actuarial gain on pension benefits	—	—	—	843	—	843
Unrealized gain on marketable securities	—	—	—	307	—	307
Foreign currency translation adjustment	—	—	—	(183)	—	(183)
Net income	—	—	—	—	71,176	71,176
BALANCE AT DECEMBER 31, 2020	59,910	28	190,920	(2,163)	621,626	810,411
Issuance of common stock under employee stock option and stock award plans	780	—	1,644	—	—	1,644
Repurchase of common stock	(878)	(1)	(73,937)	—	—	(73,938)
Issuance of common stock under employee stock purchase plan	101	1	6,065	—	—	6,066
Stock-based compensation expense related to employee stock awards	—	—	35,647	—	—	35,647
Stock-based compensation expense related to employee stock purchases	—	—	1,962	—	—	1,962
Payment of dividends to stockholders	—	—	—	—	(32,599)	(32,599)
Unrealized actuarial gain on pension benefits	—	—	—	967	—	967
Unrealized loss on marketable securities	—	—	—	(2,055)	—	(2,055)
Foreign currency translation adjustment	—	—	—	(486)	—	(486)
Net income	—	—	—	—	164,413	164,413
BALANCE AT DECEMBER 31, 2021	59,913	28	162,301	(3,737)	753,440	912,032
Issuance of common stock under employee stock option and stock award plans	731	—	257	—	—	257
Repurchase of common stock	(3,770)	(4)	(190,827)	—	(120,263)	(311,094)
Issuance of common stock under employee stock purchase plan	87	—	5,905	—	—	5,905
Stock-based compensation expense related to employee stock awards	—	—	20,494	—	—	20,494
Stock-based compensation expense related to employee stock purchases	—	—	1,870	—	—	1,870
Payment of dividends to stockholders	—	—	—	—	(41,492)	(41,492)
Unrealized actuarial gain on pension benefits	—	—	—	1,536	—	1,536
Unrealized loss on marketable securities	—	—	—	(4,158)	—	(4,158)
Foreign currency translation adjustment	—	—	—	(985)	—	(985)
Net income	—	—	—	—	170,851	170,851
BALANCE AT DECEMBER 31, 2022	56,961	$24	$—	$(7,344)	$762,536	$755,216

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,851	$164,413	$71,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,930	31,454	23,743
Amortization of intangibles	2,415	3,494	4,359
Loss on disposal of property and equipment	1,371	3,105	525
Stock-based compensation expense	22,364	37,609	30,912
Amortization of premium on marketable securities	3,292	1,590	705
Deferred income taxes	(2,566)	(13,240)	(592)
Increase (decrease) in accounts receivable allowance for credit losses	690	18	(336)
Change in operating assets and liabilities:
Accounts receivable	19,867	(5,501)	(11,300)
Inventories	(36,154)	3,612	(12,498)
Prepaid expenses and other assets	7,343	4,326	9,153
Accounts payable	(3,836)	4,067	5,697
Taxes payable and accrued liabilities	(5,224)	(4,079)	4,095
Net cash provided by operating activities	215,343	230,868	125,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,211)	(47,272)	(70,598)
Proceeds from sale of property and equipment	1,202	35	651
Purchases of marketable securities	(55,820)	(554,018)	(109,703)
Proceeds from sales and maturities of marketable securities	172,165	368,457	151,385
Net cash provided by (used in) investing activities	78,336	(232,798)	(28,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	6,162	7,710	10,527
Repurchase of common stock	(311,094)	(73,938)	(2,636)
Payments of dividends to stockholders	(41,492)	(32,599)	(25,081)
Net cash used in financing activities	(346,424)	(98,827)	(17,190)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,745)	(100,757)	80,184
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	158,117	258,874	178,690
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,372	$158,117	$258,874

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,082	$10,879	$5,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$17,880	$25,644	$(1,973)

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result, the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its consolidated balance sheet. As of December 31, 2022 and 2021, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds, government securities and/or other high-quality commercial securities.

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $2.0 million, $1.9 million and $1.8 million in 2022, 2021 and 2020, respectively.

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2022, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in the consolidated statements of income.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in the accompanying consolidated statements of income. The Company recognized an immaterial foreign exchange loss in 2022 while recognizing losses of $0.6 million and $0.5 million in 2021 and 2020, respectively.

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

Advertising

Advertising costs are expensed as incurred and amounted to $1.4 million, $1.3 million and $1.2 million in 2022, 2021 and 2020, respectively.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	December 31,	December 31,
(In thousands)	2022	2021
Accounts receivable trade	$78,914	$87,503
Allowance for ship and debit	(53,184)	(41,599)
Allowance for stock rotation and rebate	(3,759)	(4,066)
Allowance for credit losses	(1,135)	(445)
Total	$20,836	$41,393

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

	Allowance for Credit Losses
	Year Ended
	December 31,
(In thousands)	2022	2021
Beginning balance	$(445)	$(427)
Provision for credit loss expense	(1,859)	(1,023)
Receivables written off	49	74
Recoveries collected	1,120	931
Ending balance	$(1,135)	$(445)

Inventories

	December 31,	December 31,
(In thousands)	2022	2021
Raw materials	$75,355	$24,131
Work-in-process	15,440	31,788
Finished goods	44,625	43,347
Total	$135,420	$99,266

Property and Equipment

	December 31,	December 31,
(In thousands)	2022	2021
Land	$22,166	$22,187
Construction-in-progress	19,195	22,661
Building and improvements	89,704	81,027
Machinery and equipment	253,308	235,066
Computer software and hardware and office furniture and fixtures	62,574	57,926
Total	446,947	418,867
Less: Accumulated depreciation	(270,266)	(239,043)
Property and equipment, net	$176,681	$179,824

Depreciation expense for property and equipment for fiscal years ended December 31, 2022, 2021 and 2020, was approximately $34.9 million, $31.5 million and $23.7 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4 - 40	years
Machinery and equipment	2 - 8	years
Computer software and hardware and office furniture and fixtures	4 - 7	years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2022, 2021 and 2020, was approximately $190.3 million, $174.6 million and $167.0 million, respectively. In 2022, 2021 and 2020, approximately 12%, 14% and 14%, respectively, of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors. Also in both 2022 and 2021, approximately 15% and in 2020, 14% of total property and equipment (excluding accumulated depreciation) was held by one of the Company’s subcontractors in Malaysia. No other country held 10% or more of total property and equipment in the periods presented.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three years ended December 31, 2022:

	Unrealized Gains
	and Losses on			Foreign
	Available-for-Sale	Defined Benefit		Currency
(In thousands)	Securities	Pension Items		Items	Total
Balance at January 1, 2020	$583	$(2,484)		$(1,229)	$(3,130)
Other comprehensive income (loss) before reclassifications	307	636		(183)	760
Amounts reclassified from accumulated other comprehensive loss	—	207	(1)	—	207
Other comprehensive income	307	843		(183)	967
Balance at December 31, 2020	890	(1,641)		(1,412)	(2,163)
Other comprehensive income (loss) before reclassifications	(2,055)	800		(486)	(1,741)
Amounts reclassified from accumulated other comprehensive loss	—	167	(1)	—	167
Other comprehensive loss	(2,055)	967		(486)	(1,574)
Balance at December 31, 2021	(1,165)	(674)		(1,898)	(3,737)
Other comprehensive income (loss) before reclassifications	(4,158)	1,459		(985)	(3,684)
Amounts reclassified from accumulated other comprehensive loss	—	77	(1)	—	77
Other comprehensive loss	(4,158)	1,536		(985)	(3,607)
Balance at December 31, 2022	$(5,323)	$862		$(2,883)	$(7,344)
(1)	This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost for the years ended December 31, 2022, 2021 and 2020.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2022 and 2021, was as follows:

	Fair Value Measurement at
	December 31, 2022
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$58,683	$—	$58,683
Corporate securities	248,441	—	248,441
Money market funds	363	363	—
Total	$307,487	$363	$307,124

	Fair Value Measurement at
	December 31, 2021
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$172,237	$—	$172,237
Corporate securities	282,540	—	282,540
Money market funds	29,793	29,793	—
Total	$484,570	$29,793	$454,777

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2022 and 2021.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2022, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$21,803	$—	$(135)	$21,668
Total	21,803	—	(135)	21,668
Investments due in 4-12 months:
Corporate securities	173,833	—	(4,019)	169,814
Total	173,833	—	(4,019)	169,814
Investments due in 12 months or greater:
Corporate securities	58,128	71	(1,240)	56,959
Total	58,128	71	(1,240)	56,959
Total marketable securities	$253,764	$71	$(5,394)	$248,441

Accrued interest receivable was $1.2 million at December 31, 2022 and was recorded within prepaid expenses and other current assets on the consolidated balance sheet.

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

Accrued interest receivable was $1.5 million at December 31, 2021 and was recorded within prepaid expenses and other current assets on the consolidated balance sheet.

As of December 31, 2022 and 2021 the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was recorded. The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
Corporate securities	$45,047	$(662)	$191,443	$(4,732)	$236,490	$(5,394)
Total marketable securities	$45,047	$(662)	$191,443	$(4,732)	$236,490	$(5,394)

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
Corporate securities	$274,380	$(1,186)	$—	$—	$274,380	$(1,186)
Total marketable securities	$274,380	$(1,186)	$—	$—	$274,380	$(1,186)

The weighted average interest rate of investments at December 31, 2022 and 2021, was approximately 2.08% and 0.45%, respectively. In the years ended December 31, 2022 and 2021, no unrealized losses on marketable securities were recognized in income.

6. GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill as of December 31, 2022 and 2021 was $91.8 million; there were no changes to goodwill in either of the respective fiscal years.

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, domain name, in-process R&D and patent rights and are reported net of accumulated amortization.

The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, customer relationships, technology licenses and in-place leases, which range from two to twelve years, with the exception of $1.3 million paid to acquire an internet domain name. The Company acquired the rights to the internet domain name www.power.com, which is now the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life. Amortization of acquired intangible assets was approximately $2.4 million, $3.5 million and $4.4 million in the years ended December 31, 2022, 2021 and 2020, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2022			December 31, 2021
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(33,531)	4,429	37,960	(31,603)	6,357
Customer relationships	16,700	(16,700)	—	16,700	(16,458)	242
Technology licenses	1,926	(1,019)	907	1,926	(774)	1,152
Total intangible assets	$57,847	$(51,250)	$6,597	$57,847	$(48,835)	$9,012

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2022, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2023	$2,173
2024	1,279
2025	832
2026	687
Thereafter	365
Total	$5,336

7. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans

As of December 31, 2022, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2016 Incentive Award Plan

The 2016 Incentive Award Plan (2016 Plan) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The 2016 Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the 2016 Plan. As of December 31, 2022, 3.0 million awards have been issued, net of forfeitures or cancellations, and approximately 4.0 million shares of common stock remain available for future grant under the 2016 Plan.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (Purchase Plan), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months' duration. An aggregate of 7.5 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2022, of the shares reserved for issuance, 6.8 million shares had been purchased and 0.7 million shares were reserved for future issuance under the Purchase Plan.

Shares Reserved

As of December 31, 2022, the Company had approximately 4.9 million shares of common stock reserved for future grant under all stock plans.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of revenues	$1,132	$2,359	$1,963
Research and development	10,428	12,127	10,378
Sales and marketing	6,035	7,630	6,290
General and administrative	4,769	15,493	12,281
Total stock-based compensation expense	$22,364	$37,609	$30,912

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2022:

	Unrecognized Compensation	Weighted Average
	Expense for Unvested	Remaining Recognition
	Awards	Period
	(In thousands)	(In years)
Long-term performance-based awards	$—	—
Restricted stock units	46,724	2.83
Purchase plan	182	0.08
Total unrecognized compensation expense	$46,906

Stock-based compensation expense in the year ended December 31, 2022, was approximately $22.4 million, comprising approximately $23.2 million related to restricted stock units, $1.9 million related to the Company’s Purchase Plan and a $2.7 million credit to expense related to performance-based awards and long-term performance-based awards.

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

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rates	1.71%	0.07%	0.90%
Expected volatility rates	41%	41%	47%
Expected dividend yield	0.89%	0.57%	0.78%
Expected term of purchase rights (in years)	0.50	0.50	0.50
Weighted-average estimated fair value of purchase rights	$21.63	$23.92	$15.73

No options were granted or remain outstanding as of December 31, 2022. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $0.8 million, $4.9 million and $9.1 million, respectively.

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

A summary of PSU awards outstanding as of December 31, 2022, and activity during the three years then ended, is presented below:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2020	121	$35.06
Granted	150	$46.31
Vested	(121)	$35.06
Forfeited or canceled	—	—
Outstanding at December 31, 2020	150	$46.27
Granted	105	$84.48
Vested	(150)	$46.27
Forfeited or canceled	(1)	$85.01
Outstanding at December 31, 2021	104	$84.47
Granted	119	$79.91
Vested	(104)	$84.48
Forfeited or canceled	(85)	$79.89
Outstanding at December 31, 2022	34	$79.94	—	$2,465
Outstanding and expected to vest at December 31, 2022	34		—	$2,465

In February 2022, it was determined that approximately 104,000 shares subject to the PSUs granted in 2021 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2022. The grant-date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2022, 2021 and 2020, was approximately $8.8 million, $6.9 million and $4.2 million, respectively.

PRSU Awards (Long-term Performance Based)

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU Plan’s established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The fair value of these PRSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. Recipients of a PRSU award generally must remain employed by the Company on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. The performance goals for PRSUs granted in fiscal 2022, 2021 and 2020 were based on the Company’s annual revenue growth over the respective three-year performance period.

Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of PRSU awards outstanding as of December 31, 2022, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2020	287	$32.03
Granted	152	$49.67
Vested	—	—
Forfeited or canceled	(138)	$29.95
Outstanding at December 31, 2020	301	$41.90
Granted	103	$82.92
Vested	(6)	$29.94
Forfeited or canceled	(15)	$40.05
Outstanding at December 31, 2021	383	$53.14
Granted	110	$78.96
Vested	(135)	$34.09
Forfeited or canceled	(122)	$49.68
Outstanding at December 31, 2022	236	$77.82	1.52	$16,895
Outstanding and expected to vest at December 31, 2022	23		—	$1,653

In February 2022, it was determined that approximately 135,000 shares subject to the PRSUs granted in 2019 vested in aggregate; the shares were released to the Company’s executives in the first quarter of 2022. The grant-date fair value of PRSU awards released, which were fully vested, in the years ended December 31, 2022 and 2021 was approximately $4.6 million and $0.2 million, respectively.

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

A summary of RSU awards outstanding as of December 31, 2022, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2020	1,719	$31.33
Granted	439	$44.82
Vested	(599)	$30.25
Forfeited	(41)	$36.77
Outstanding at December 31, 2020	1,518	$35.51
Granted	271	$83.79
Vested	(546)	$35.03
Forfeited	(99)	$39.85
Outstanding at December 31, 2021	1,144	$46.81
Granted	519	$76.01
Vested	(481)	$44.70
Forfeited	(86)	$60.02
Outstanding at December 31, 2022	1,096	$60.52	1.57	$78,629
Outstanding and expected to vest at December 31, 2022	1,022		1.47	$73,277

The grant-date fair value of RSUs vested in the years ended December 31, 2022, 2021 and 2020, was approximately $21.5 million, $19.1 million and $18.1 million, respectively.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

Customer Concentration

The Company’s top ten customers accounted for approximately 76%, 78% and 62% of revenues in 2022, 2021 and 2020, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors in 2022, 2021 and 2020 were $457.7 million, $525.7 million and $367.7 million, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective years:

	Year Ended December 31,
Customer	2022	2021	2020
Avnet	31%	30%	19%
Honestar Technologies Co., Ltd.	11%	16%	11%

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of years ended December 31, 2022 and 2021, 87% and 86% of accounts receivable were concentrated with the Company’s top ten customers, respectively.

The following customers represented 10% or more of accounts receivable:

	December 31,	December 31,
Customer	2022	2021
Avnet	42%	45%
Salcomp Group	13%	*
Flextronics Group	11%	*

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues based on “bill to” customer locations were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
United States of America	$25,500	$17,238	$11,065
Hong Kong/China	356,865	446,980	306,938
India	33,159	25,961	19,845
Taiwan	19,789	25,991	21,650
Korea	52,074	59,501	40,059
Western Europe (excluding Germany)	32,429	35,835	33,564
Japan	34,924	25,101	17,453
Germany	52,876	32,664	23,242
Other	43,522	34,006	14,502
Total net revenues	$651,138	$703,277	$488,318

9. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:

Common Stock Repurchases

From time to time the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock. In October 2018, the Company’s board of director’s authorized the use of $80.0 million for the repurchase of the Company’s common stock, and in each of April 2021 and October 2021, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock. In January, February, April and October 2022, the Company’s board of directors authorized the use of an additional $100.0 million, $50.0 million, $75.0 million and $100.0 million, respectively, for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In 2022, 2021 and 2020, the Company purchased approximately 3.8 million shares, 0.9 million shares and 63 thousand shares, respectively, for approximately $311.1 million, $73.9 million and $2.6 million, respectively. As of December 31, 2022, the Company had $81.3 million available for future stock repurchases.

Authorization of future stock repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements and business conditions as well as other factors.

Common Stock Dividend

The following table presents the quarterly dividends declared per share of the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
First Quarter	$0.18	$0.13	$0.095
Second Quarter	$0.18	$0.13	$0.105
Third Quarter	$0.18	$0.13	$0.110
Fourth Quarter	$0.18	$0.15	$0.110

The Company paid a total of approximately $41.5 million, $32.6 million and $25.1 million in cash dividends during 2022, 2021 and 2020, respectively.

In October 2019, the Company’s board of directors declared a dividend of $0.095 per share to be paid to stockholders of record at the end of each quarter in 2020. In April 2020, the Company’s board of directors raised the cash dividends with the declaration of three cash dividends of $0.105 per share (in lieu of the $0.095 per share previously announced in October 2019) to be paid to stockholders of record at the end of each of the second, third and fourth quarter in 2020. In July 2020, the Company’s board of directors raised the cash dividends further with the declaration of two cash dividends of $0.11 per share (in lieu of the $0.105 per share announced in April 2020) to be paid to stockholders of record at the end of each of the third and fourth quarter in 2020.

In January 2021, the Company’s board of directors declared dividends of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2021. In October 2021, the Company’s board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.15 per share (the first in lieu of the $0.13 per share announced in January 2021) to be paid to stockholders of record at the end of the fourth quarter in 2021 and at the end of each quarter in 2022.

In January 2022, the Company’s board of directors raised the quarterly cash dividend by an additional $0.03 per share with the declaration of four cash dividends of $0.18 per share (in lieu of the $0.15 per share announced in October 2021) to be paid to stockholders of record at the end of each quarter in 2022.

In February 2023, the Company’s board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023.

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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Basic earnings per share:
Net income	$170,851	$164,413	$71,176
Weighted-average common shares	57,801	60,327	59,657
Basic earnings per share	$2.96	$2.73	$1.19
Diluted earnings per share: (1)
Net income	$170,851	$164,413	$71,176
Weighted-average common shares	57,801	60,327	59,657
Effect of dilutive awards:
Employee stock plans	570	1,140	1,188
Diluted weighted-average common shares	58,371	61,467	60,845
Diluted earnings per share	$2.93	$2.67	$1.17
(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included in the 2022, 2021 and 2020 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the years ended December 31, 2022, 2021 and 2020, no outstanding stock awards were determined to be anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

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

U.S. and foreign components of income (loss) before income taxes were:

	Year Ended December 31,
(In thousands)	2022	2021	2020
U.S. operations	$17,250	$241	$(6,252)
Foreign operations	166,176	175,894	81,503
Total income before income taxes	$183,426	$176,135	$75,251

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current provision (benefit):
Federal	$19,740	$23,648	$2,788
State	2	2	(181)
Foreign	1,079	1,608	1,677
	20,821	25,258	4,284
Deferred provision (benefit):
Federal	(7,962)	(11,449)	348
State	—	—	—
Foreign	(284)	(2,087)	(557)
	(8,246)	(13,536)	(209)
Total	$12,575	$11,722	$4,075

The provision for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2022	2021	2020
Provision (benefit) computed at Federal statutory rate	21.0%	21.0%	21.0%
Business tax credits	(3.7)	(3.6)	(7.4)
Stock-based compensation	(1.6)	(0.6)	(0.1)
Foreign income taxed at different rate	(18.5)	(23.8)	(22.0)
GILTI inclusion	8.5	13.1	10.7
Valuation allowance	1.3	1.3	2.6
Other	(0.1)	(0.7)	0.6
Total	6.9%	6.7%	5.4%

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

The components of the net deferred income tax assets (liabilities) were as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Capitalized R&D costs	$20,666	$13,226
Other reserves and accruals	2,516	3,967
Tax credit carry-forwards	26,154	23,647
Stock compensation	1,559	1,278
Capital losses	150	159
Net operating loss	2,217	2,370
Other	439	692
Valuation allowance	(29,036)	(27,085)
	24,665	18,254
Deferred tax liabilities:
Depreciation	(5,596)	(1,750)
	(5,596)	(1,750)
Net deferred tax assets	$19,069	$16,504

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

As of December 31, 2022, the Company continues to maintain a valuation allowance primarily as a result of its California, New Jersey and Canada deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.

As of December 31, 2022, the Company had utilized all of its federal research and development tax credit carryforwards. As of December 31, 2022, the Company had California research and development tax credit carryforwards of approximately $37.9 million (there is no expiration of research and development tax credit carryforwards for the state of California) and California net operating losses of $43.5 million which will begin to expire in 2032. As of December 31, 2022, the Company had Canadian scientific research and experimental development tax credit carryforwards of approximately $3.7 million and New Jersey research and experimental development tax credit carryforwards of approximately $0.8 million, which will start to expire in 2030 and 2026, respectively.

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

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized
(In thousands)	Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2020	$19,049
Gross Increase for Tax Positions of Current Year	2,002
Gross Decrease for Tax Positions of Prior Years	—
Unrecognized Tax Benefits Balance at December 31, 2020	21,051
Gross Increase for Tax Positions of Current Year	2,068
Gross Decrease for Tax Positions of Prior Years	(1,756)
Unrecognized Tax Benefits Balance at December 31, 2021	21,363
Gross Increase for Tax Positions of Current Year	2,188
Gross Decrease for Tax Positions of Prior Years	(165)
Unrecognized Tax Benefits Balance at December 31, 2022	$23,386

The Company’s total unrecognized tax benefits as of December 31, 2022, 2021 and 2020 were $23.4 million, $21.4 million and $21.1 million, respectively. An income tax benefit of $11.7 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $1.2 million and $0.8 million as of December 31, 2022 and 2021, respectively, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.

As of December 31, 2022, the Company has concluded all U.S. federal income tax matters for the years through 2012. However, due to tax attributes, the IRS may calculate tax adjustments for subsequent years for positions taken prior to 2012. The California Franchise Tax Board has started an audit for the Company’s tax years 2018 and 2019, it is currently ongoing.

12. LEASES AND COMMITMENTS:

Facilities and Leases

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, a design center in Germany and a multipurpose office building in Switzerland. The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $3.3 million, $3.3 million and $2.7 million in the years ended December 31, 2022, 2021 and 2020, respectively, while short-term and variable lease expenses were not material during these periods.

Balance sheet information related to leases was as follows:

		December 31,	December 31,
(In thousands)	Balance Sheet Classification	2022	2021
Right-of-use assets
Operating lease assets	Other assets	$9,153	$11,887

Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$2,895	$3,050
Non-current operating lease liabilities	Other liabilities	5,831	8,371
Total		$8,726	$11,421

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Remaining lease terms range from one to seven years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. Leases with an initial term of twelve months or less are not recorded on the balance sheet. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at commencement date.

	December 31,		December 31,
Lease term and discount rate	2022		2021
Weighted average remaining lease term	4.0	years	4.2	years
Weighted average discount rate	4.6%		3.3%

Supplemental cash flows information related to leases was as follow:

	Year Ended December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,245	$3,538
Right-of-use assets obtained in exchange for new operating lease obligations	$1,795	$5,225

Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2022, are as follows:

December 31,
(In thousands)	2022
2023	$3,268
2024	2,551
2025	1,360
2026	975
2027	689
Thereafter	798
Total future minimum lease payments	9,641
Less imputed interest	(915)
Total	$8,726

Purchase Obligations

At December 31, 2022, the Company had no non-cancelable purchase obligations that were due beyond one year.

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

On October 31, 2022, Waverly Licensing LLC filed a complaint against the Company in the United States District Court for the Western District of Texas. In its complaint, Waverly alleges that the Company is infringing one patent pertaining to charging a battery-operated device. Because the Company believes that Waverly’s complaint was improperly filed in the wrong court, the Company has filed a motion to dismiss, and on November 30, 2022, the Company filed a complaint against Waverly Licensing LLC and related entities IP Edge LLC, Mavexar LLC, and Array IP LLC in the United States District Court for the District of Delaware seeking a declaration of non-infringement with respect to a patent that Waverly has charged the Company with infringing. The Company expects a resolution of its motion to dismiss Waverly’s Texas complaint in the coming months. These lawsuits are in their earliest stages, but the Company believes it has strong claims and defenses, and intends to vigorously defend itself against Waverly’s claims against the Company’s technology, with appeals to follow if necessary.

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

The net periodic benefit cost of the Pension Plan was not material to the Company’s financial statements during the years ended December 31, 2022, 2021 and 2020. At December 31, 2022, the projected benefit obligation was $12.1 million, the plan assets were $8.2 million and the net pension liability was $3.9 million. As of December 31, 2021, the projected benefit obligation was $15.5 million, the plan assets were $9.5 million, and the net pension liability was $6.0 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2022 and 2021, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2023. The accumulated unrealized actuarial activity on pension benefits, net of tax, at December 31, 2022, 2021 and 2020 was $0.9 million gain, $0.7 million loss and $1.6 million loss, respectively. These amounts were reflected in Note 3 under the caption accumulated other comprehensive loss.

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

The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. The Company was compliant with all covenants and had no advances outstanding under the Credit Agreement as of December 31, 2022.

Schedule II

Valuation and Qualifying Accounts

The Company maintains an allowance for the distributors’ ship and debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship and debit amounts and levels of inventory in the distributor channels.

The following is a summary of the activity in the allowance for ship and debit credits:

	Balance at
	Beginning			Balance at End
(In thousands)	of Period	Additions	Deductions (1)	of Period
Allowance for ship and debit credits:
Year ended December 31, 2020	$33,475	$257,765	$(264,805)	$26,435
Year ended December 31, 2021	$26,435	$311,443	$(296,279)	$41,599
Year ended December 31, 2022	$41,599	$241,817	$(230,232)	$53,184
(1)	Deductions relate to ship and debit credits issued which adjust the sales price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for the Company’s revenue recognition policy, including the Company’s accounting for ship and debit claims.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2022, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of Power Integrations’ internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 7, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 7, 2023

Item 9B. Other Information.

Appointment of New Director

On February 3, 2023, the Board of Directors (the “Board”) of Power Integrations, Inc. appointed Ravi Vig to serve as a director beginning on April 1, 2023. Mr. Vig’s appointment was recommended to the Board by the Nominating and Governance Committee of the Board.

Mr. Vig served as president and CEO and on the board of directors of Allegro MicroSystems, Inc., a global leader in power and sensing semiconductors, until his retirement in June 2022. During his 38-year career at Allegro and its parent company, Sanken North America, Mr. Vig served in a succession of roles including leadership of Allegro’s sensor business unit and its business-development organization before becoming CEO of Allegro in 2017. Mr. Vig serves as a member of the board of directors of Anokiwave, a privately held, fabless semiconductor company, and is a member of the board of trustees for the Committee for Economic Development of the Conference Board.  Mr. Vig holds a bachelor’s degree in electrical engineering from Rutgers University, an MS in electrical engineering from Dartmouth College, an MBA from Southern New Hampshire University, and a leadership certificate from Yale University’s Graduate School of Management.

Upon commencement of services to the Board, and in consideration of services to us as a director, Mr. Vig will be granted an equity award in the form of restricted stock units of our common stock (the "Initial Grant") under the Power Integrations 2016 Incentive Award Plan (the “2016 Plan”) with an aggregate fair value of approximately $30,000. The Initial Grant will vest on the date of our 2023 annual meeting of stockholders (currently scheduled for May 19, 2023), provided Mr. Vig is still serving as a director on that date. Notwithstanding the foregoing, the Initial Grant would be deemed fully vested upon the occurrence of a "Change of Control," as such term is defined in the 2016 Plan. Beginning on July 1, 2023, Mr. Vig will receive annual equity compensation pursuant to the Directors Equity Compensation Program consistent with our other non-employee directors, which is a grant of restricted stock units, under the 2016 Plan, with an aggregate value of $120,000, which would vest in full effective immediately prior to the commencement of our first annual meeting of stockholders in the year following the year of the grant date, provided that he is still providing services to the Company as a director and provided, further, that 100% of the shares subject to such equity award would be deemed fully vested upon the occurrence of a Change of Control.

As a non-employee director, Mr. Vig will also receive $11,250 per quarter for service on the Board. We intend to enter into an indemnity agreement with Mr. Vig that is in the form of indemnity agreements executed by other members of the Board.

Transition of Mike Matthews from Vice President, Product Development to Chief Technology Officer

On February 6, 2023, Mike Matthews, our Vice President, Product Development, assumed a new role as Chief Technology Officer.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth under the caption “Information About our Executive Officers” in Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2022, or the Proxy Statement, and is incorporated herein by reference:

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

(b)   Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Description of Power Integrations, Inc. Common Stock	10-K	000-23441	4.1	2/6/2020

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-23441	10.1	7/29/2021

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.2	10/29/2020

10.6*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.7*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.8*	Director Equity Compensation Program	10-K	000-23441	10.10	2/7/2020

10.9*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.10*	Outside Director Cash Compensation Arrangements	10-K	000-23441	10.12	2/7/2020

10.11*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.3	10/29/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.12*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

10.13*	Power Integrations, Inc. Amended and Restated 2016 Incentive Award Plan	10-Q	000-23441	10.2	7/29/2021

10.14*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan	10-K	000-23441	10.25	2/8/2017

10.15*	Form of Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.26	2/8/2017

10.16*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.16	2/7/2022

10.17†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.32	8/7/2003

10.18†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.31	8/7/2003

10.19†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	8-K	000-23441	10.22	4/18/2006

10.20	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.21	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.6	8/8/2008

10.22†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.23†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.24†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

10.25†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.26†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017	10-Q	000-23441	10.3	8/4/2022

10.27††	Amendment Number Nine to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 6, 2019	10-Q	000-23441	10.2	4/25/2019

10.28†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.29†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

10.30†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.31†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.35	2/5/2021

10.32†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd	10-K	000-23441	10.36	2/5/2021

10.33†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.37	2/5/2021

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.34†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.38	2/5/2021

10.35†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.39	2/5/2021

10.36†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.46	2/8/2017

10.37†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.47	2/8/2017

10.38†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-K	000-23441	10.66	2/26/2010

10.39†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.40†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

10.41†	Amendment Number Two to the Wafer Supply Agreement, effective as of December 1, 2018, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries GmbH (formerly X-FAB Semiconductor Foundries AG)	10-K	000-23441	10.52	2/13/2019

10.42	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. And X-FAB Semiconductor Foundries AG, effective as of April 21, 2021	10-Q	000-23441	10.4	7/29/2021

10.43	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.44	First Amendment to Credit Agreement, dated April 30, 2018 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/26/2018

10.45	Second Amendment to Credit Agreement, dated June 7, 2021 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.3	7/29/2021

10.46*	2019 Executive Officer Compensation Arrangements and 2019 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/13/2019

10.47*	2018 Executive Officer Cash Compensation Arrangements and 2018 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/14/2018

10.48*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

10.49*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.50*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.51*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.52*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey	10-Q	000-23441	10.6	5/5/2014

10.53*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.54*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.10	5/5/2014

10.55*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.56††	ON Semiconductor Corporation Settlement Agreement	10-K	000-23441	10.61	2/7/2020

10.57††	ON Semiconductor Corporation Term Sheet	10-K	000-23441	10.62	2/7/2020

10.58†	Amendment Number Ten to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 16, 2019	10-Q	000-23441	10.1	5/7/2020

10.59†	Amendment Number Eleven to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 20, 2019	10-Q	000-23441	10.2	5/7/2020

10.60†††	Amendment Number Twelve to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of September 17, 2020	10-Q	000-23441	10.2	4/29/2021

10.61†††	Amendment Number Thirteen to the Amended and Restated Wafer Supply Agreement between Power Integrations, Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 17, 2022	10-Q	000-23441	10.1	4/28/2022

10.62†	Amendment Number Nine to Wafer Supply Agreement, effective as of November 1, 2017 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.3	5/7/2020

10.63*	2020 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/7/2020

10.64*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.2	7/30/2020

10.65*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Douglas Bailey	10-Q	000-23441	10.3	7/30/2020
10.66*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.4	7/30/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.67*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.6	7/30/2020

10.68*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.7	7/30/2020

10.69*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Clifford Walker	10-Q	000-23441	10.9	7/30/2020

10.70*	Executive Officer Benefits Agreement, dated as of February 1, 2021, between Power Integrations, Inc. and Sunil Gupta	10-K	000-23441	10.73	2/5/2021

10.71*	Executive Officer Benefits Agreement, dated as of June 14, 2021, between Power Integrations, Inc. and Yang Chiah Yee	10-Q	000-23441	10.5	7/29/2021

10.72*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Sunil Gupta	10-Q	000-23441	10.1	8/4/2022

10.73*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Yang Chiah Yee	10-Q	000-23441	10.2	8/4/2022

10.74	Amendment Number Ten to Wafer Supply Agreement, effective as of August 26, 2020 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.5	10/29/2020

21.1	List of subsidiaries	10-K	000-23441	21.1	2/7/2022

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL					X

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	February 7, 2023	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

d

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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF THE 7TH DAY OF FEBRUARY 2023.

By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

By:	/s/ WILLIAM GEORGE
William George
Director and Chairman of the Board

By:	/s/ WENDY ARIENZO
Wendy Arienzo
Director

By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

By:	/s/ ANITA GANTI
Anita Ganti
Director

By:	/s/ NANCY L. GIOIA
Nancy L. Gioia
Director

By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

By:	/s/ NECIP SAYINER
Necip Sayiner
Director