Form 10-Q
period 2023-03-31
POWER INTEGRATIONS INC
filed 2023-05-04
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 1, 2023
Common Stock, $0.001 par value	57,351,296

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: if demand for our products continues to decline in our major end markets, our net revenues will decline further; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we face competition from an array of other semiconductor companies, which puts downward pressure on our prices and can result in reduced sales volumes for our products; the novel coronavirus pandemic (COVID-19), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed herein; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if our products do not penetrate additional markets, our business will not grow as we expect; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,189	$105,372
Short-term marketable securities	264,439	248,441
Accounts receivable, net	20,585	20,836
Inventories	142,444	135,420
Prepaid expenses and other current assets	17,538	15,004
Total current assets	539,195	525,073
PROPERTY AND EQUIPMENT, net	173,506	176,681
INTANGIBLE ASSETS, net	6,054	6,597
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	19,771	19,034
OTHER ASSETS	21,030	20,862
Total assets	$851,405	$840,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,694	$30,088
Accrued payroll and related expenses	13,442	14,778
Taxes payable	667	938
Other accrued liabilities	14,259	12,572
Total current liabilities	63,062	58,376
LONG-TERM INCOME TAXES PAYABLE	15,741	15,757
OTHER LIABILITIES	10,300	10,747
Total liabilities	89,103	84,880
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	23	24
Additional paid-in capital	8,780	—
Accumulated other comprehensive loss	(5,044)	(7,344)
Retained earnings	758,543	762,536
Total stockholders’ equity	762,302	755,216
Total liabilities and stockholders’ equity	$851,405	$840,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
NET REVENUES	$106,297	$182,149
COST OF REVENUES	52,340	81,474
GROSS PROFIT	53,957	100,675

OPERATING EXPENSES:
Research and development	23,981	23,678
Sales and marketing	15,885	16,336
General and administrative	8,334	9,614
Total operating expenses	48,200	49,628
INCOME FROM OPERATIONS	5,757	51,047
OTHER INCOME	1,714	554
INCOME BEFORE INCOME TAXES	7,471	51,601
PROVISION FOR INCOME TAXES	596	5,353
NET INCOME	$6,875	$46,248

EARNINGS PER SHARE:
Basic	$0.12	$0.78
Diluted	$0.12	$0.77

SHARES USED IN PER SHARE CALCULATION:
Basic	57,105	59,238
Diluted	57,579	60,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Net income	$6,875	$46,248
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2023 and 2022	148	(269)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three months ended March 31, 2023 and 2022	2,172	(4,181)
Amortization of defined benefit pension items, net of tax of ($4) and $3 in the three months ended March 31, 2023 and 2022, respectively	(20)	18
Total other comprehensive income (loss)	2,300	(4,432)
TOTAL COMPREHENSIVE INCOME	$9,175	$41,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Common stock
Beginning balance	$24	$28
Repurchase of common stock	(1)	(2)
Ending balance	23	26

Additional paid-in capital
Beginning balance	—	162,301
Common stock issued under employee stock plans	3,098	3,057
Repurchase of common stock	(1,686)	(134,687)
Stock-based compensation	7,368	9,013
Ending balance	8,780	39,684

Accumulated other comprehensive loss
Beginning balance	(7,344)	(3,737)
Other comprehensive income (loss)	2,300	(4,432)
Ending balance	(5,044)	(8,169)

Retained earnings
Beginning balance	762,536	753,440
Net income	6,875	46,248
Payment of dividends to stockholders	(10,868)	(10,656)
Ending balance	758,543	789,032

Total stockholders’ equity	$762,302	$820,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,875	$46,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,961	8,408
Amortization of intangibles	543	724
Loss on disposal of property and equipment	7	75
Stock-based compensation expense	7,368	9,013
Amortization of premium on marketable securities	404	937
Deferred income taxes	(738)	(936)
Increase (decrease) in accounts receivable allowance for credit losses	(454)	75
Change in operating assets and liabilities:
Accounts receivable	705	10,660
Inventories	(7,024)	(3,849)
Prepaid expenses and other assets	(2,302)	1,552
Accounts payable	2,926	(1,709)
Taxes payable and accrued liabilities	(686)	3,399
Net cash provided by operating activities	16,585	74,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,082)	(14,700)
Proceeds from sale of property and equipment	—	1,202
Purchases of marketable securities	(36,922)	(15,121)
Proceeds from sales and maturities of marketable securities	22,693	108,817
Net cash provided by (used in) investing activities	(18,311)	80,198

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	3,098	3,057
Repurchase of common stock	(1,687)	(134,689)
Payments of dividends to stockholders	(10,868)	(10,656)
Net cash used in financing activities	(9,457)	(142,288)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,183)	12,507
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,372	158,117
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,189	$170,624

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,762	$5,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$3,665	$1,163

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in its Form 10-K filed on February 7, 2023, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, of the Company’s financial statements set forth in Item 8 of the Company’s Annual Report on Form 10-K, filed on February 7, 2023, for the year ended December 31, 2022.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	March 31,	December 31,
(In thousands)	2023	2022
Accounts receivable trade	$68,860	$78,914
Allowance for ship and debit	(44,596)	(53,184)
Allowance for stock rotation and rebate	(2,998)	(3,759)
Allowance for credit losses	(681)	(1,135)
Total	$20,585	$20,836

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

	Allowance for Credit Losses
	Three Months Ended
	March 31,
(In thousands)	2023	2022
Beginning balance	$(1,135)	$(445)
Provision for credit loss expense	(439)	(400)
Receivables written off	—	—
Recoveries collected	893	325
Ending balance	$(681)	$(520)

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

	March 31,	December 31,
(In thousands)	2023	2022
Raw materials	$78,511	$75,355
Work-in-process	23,561	15,440
Finished goods	40,372	44,625
Total	$142,444	$135,420

Intangible Assets

	March 31, 2023			December 31, 2022
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(34,013)	3,947	37,960	(33,531)	4,429
Technology licenses	1,926	(1,080)	846	1,926	(1,019)	907
Total intangible assets	$41,147	$(35,093)	$6,054	$41,147	$(34,550)	$6,597

The estimated future amortization expense related to finite-lived intangible assets at March 31, 2023, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2023 (remaining nine months)	$1,630
2024	1,279
2025	832
2026	687
2027	365
Total	$4,793

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2023	2022	2023		2022		2023	2022	2023	2022
Beginning balance	$(5,323)	$(1,165)	$862		$(674)		$(2,883)	$(1,898)	$(7,344)	$(3,737)
Other comprehensive income (loss) before reclassifications	2,172	(4,181)	—		—		148	(269)	2,320	(4,450)
Amounts reclassified from accumulated other comprehensive loss	—	—	(20)	(1)	18	(1)	—	—	(20)	18
Net-current period other comprehensive income (loss)	2,172	(4,181)	(20)		18		148	(269)	2,300	(4,432)
Ending balance	$(3,151)	$(5,346)	$842		$(656)		$(2,735)	$(2,167)	$(5,044)	$(8,169)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2023 and 2022.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at March 31, 2023 and December 31, 2022, was as follows:

	Fair Value Measurement at
	March 31, 2023
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$17,956	$—	$17,956
Corporate securities	264,439	—	264,439
Money market funds	13,279	13,279	—
Total	$295,674	$13,279	$282,395

	Fair Value Measurement at
	December 31, 2022
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$58,683	$—	$58,683
Corporate securities	248,441	—	248,441
Money market funds	363	363	—
Total	$307,487	$363	$307,124

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2023 and the twelve months ended December 31, 2022.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2023, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$72,749	$—	$(348)	$72,401
Total	72,749	—	(348)	72,401
Investments due in 4-12 months:
Corporate securities	111,179	—	(2,375)	108,804
Total	111,179	—	(2,375)	108,804
Investments due in 12 months or greater:
Corporate securities	83,662	324	(752)	83,234
Total	83,662	324	(752)	83,234
Total marketable securities	$267,590	$324	$(3,475)	$264,439

Accrued interest receivable was $1.7 million at March 31, 2023 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at March 31, 2023:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$36,014	$(288)	$175,733	$(3,187)	$211,747	$(3,475)
Total marketable securities	$36,014	$(288)	$175,733	$(3,187)	$211,747	$(3,475)

In the three months ended March 31, 2023 and 2022, no unrealized losses on marketable securities were recognized in income.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cost of revenues	$301	$320
Research and development	2,668	3,055
Sales and marketing	1,653	1,948
General and administrative	2,746	3,690
Total stock-based compensation expense	$7,368	$9,013

Stock-based compensation expense in the three months ended March 31, 2023, was approximately $7.4 million, comprising approximately $5.9 million related to restricted stock unit (RSU) awards, $1.0 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.5 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the three months ended March 31, 2022, was approximately $9.0 million, comprising approximately $5.6 million related to RSUs, $3.0 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan.

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

In February 2023, it was determined that approximately 34,000 shares subject to the PSUs granted in 2022 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2023.

A summary of PSUs outstanding as of March 31, 2023, and activity during the three months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	34	$79.94
Granted	75	$82.49
Vested	(34)	$79.94
Forfeited	—	—
Outstanding at March 31, 2023	75	$82.49	0.75	$6,312
Outstanding and expected to vest at March 31, 2023	40		0.75	$3,358

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PRSU Awards

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU program’s established performance targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2021, 2022 and 2023 were based on the Company’s compound annual growth rate (“CAGR”) of revenue as measured against the revenue CAGR of the analog semiconductor industry (“Relative Measure”), in each case over the respective three-year performance period. In addition, the PRSUs granted in 2023 (“2023 PRSUs”) also include a performance goal related to the Company’s revenue growth over the respective three-year performance period as compared to defined targets (“Absolute Measure”) with the actual vesting of the 2023 PRSUs calculated based on higher achievement under the Relative Measure or the Absolute Measure. Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In February 2023, it was determined that approximately 23,000 shares subject to the PRSUs granted in 2020 vested in aggregate; the shares were released to the Company’s executives in the first quarter of 2023.

A summary of PRSUs outstanding as of March 31, 2023 and activity during the three months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	236	$77.82
Granted	145	$80.92
Vested	(23)	$49.68
Forfeited	—	—
Outstanding at March 31, 2023	358	$80.89	1.87	$30,329
Outstanding and expected to vest at March 31, 2023	143		2.75	$12,094

RSU Awards

A summary of RSUs outstanding as of March 31, 2023 and activity during the three months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	1,096	$60.52
Granted	148	$80.07
Vested	(166)	$59.06
Forfeited	(4)	$68.73
Outstanding at March 31, 2023	1,074	$63.41	2.03	$90,903
Outstanding and expected to vest at March 31, 2023	995		1.59	$84,247

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

Customer Concentration

The Company’s top ten customers accounted for approximately 78% and 77% of net revenues for the three months ended March 31, 2023 and 2022, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers, or OEMs, and merchant power supply manufacturers. Sales to distributors were $66.8 million and $135.7 million in the three months ended March 31, 2023, and 2022, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2023	2022
Avnet	25%	31%
Salcomp Group	13%	*
Honestar Technologies Co., Ltd.	12%	16%

* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2023, and December 31, 2022, 84% and 87%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

The following customer represented 10% or more of accounts receivable at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
Customer	2023	2022
Avnet	31%	42%
Salcomp Group	16%	13%
Flextronics Group	11%	11%

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
United States of America	$2,547	$6,906
Hong Kong/China	59,598	105,240
India	6,729	5,849
Taiwan	2,009	5,257
Korea	6,801	18,664
Western Europe (excluding Germany)	6,916	8,245
Japan	5,339	8,049
Germany	7,474	11,484
Other	8,884	12,455
Total net revenues	$106,297	$182,149

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Beginning balance	56,961	59,913
Common stock issued under employee stock plans	268	449
Repurchased	(23)	(1,584)
Ending balance	57,206	58,778

Common Stock Repurchases

As of December 31, 2022, the Company had $81.3 million remaining under its authorized stock-repurchase program. In the three months ended March 31, 2023 the Company purchased 23,000 shares for $1.7 million, leaving $79.6 million remaining on the repurchase authorization as of March 31, 2023. Authorization of future repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

Cash Dividends

In January 2022, the Company’s board of directors declared dividends of $0.18 per share to be paid to stockholders of record at the end of each quarter in 2022. In February 2023, the Company’s board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023.

For the three months ended March 31, 2023 and 2022, cash dividends declared and paid were as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
Dividends declared and paid	$10,868	$10,656
Dividends declared per common share	$0.19	$0.18

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
Basic earnings per share:
Net income	$6,875	$46,248
Weighted-average common shares	57,105	59,238
Basic earnings per share	$0.12	$0.78
Diluted earnings per share: (1)
Net income	$6,875	$46,248
Weighted-average common shares	57,105	59,238
Effect of dilutive awards:
Employee stock plans	474	869
Diluted weighted-average common shares	57,579	60,107
Diluted earnings per share	$0.12	$0.77

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2023 and 2022 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three months ended March 31, 2023 and 2022, no stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rates for the three months ended March 31, 2023 and 2022, were 8.0% and 10.4%, respectively. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the three months ended March 31, 2023, the Company’s effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of March 31, 2023, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

11. COMMITMENTS:

Supplier Agreements

Under the terms of the Company’s wafer-supply agreements with Seiko Epson Corporation ("Epson") and ROHM Lapis Semiconductor Co., Ltd. ("Lapis"), the wafers purchased from these suppliers are priced in U.S. dollars, with mutual

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sharing of the impact of fluctuations in the exchange rate between the Japanese yen and the U.S. dollar on future purchases. Each year, the Company’s management and these two suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange-rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers on future purchases.

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

On October 31, 2022, Waverly Licensing LLC filed a complaint against the Company in the United States District Court for the Western District of Texas. In its complaint, Waverly alleged that the Company was infringing one patent pertaining to charging a battery-operated device, the Company believes it has strong claims and defenses, and intends to vigorously defend itself against Waverly’s claims against the Company’s technology, with appeals to follow if necessary. Because the Company believed that Waverly’s Texas complaint was improperly filed in the wrong court, the Company filed a motion to dismiss, and on November 30, 2022, the Company filed a complaint against Waverly Licensing LLC and related entities IP Edge LLC, Mavexar LLC, and Array IP LLC in the United States District Court for the District of Delaware seeking a declaration of non-infringement with respect to a patent that Waverly charged the Company with infringing. The Texas court thereafter dismissed Waverly’s Texas complaint. The Company’s Delaware lawsuit is in its earliest stages, but on April 6, 2023, the Delaware defendants filed a motion to dismiss based on a series of covenants not to sue that the Delaware defendants filed with the Court, with further proceedings on the Delaware defendants’ motion expected in the coming months.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of operations. It should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as supply-chain dynamics, the COVID-19 pandemic and macroeconomic conditions including inflation, fluctuations in interest and exchange rates and bank failures, have caused and can continue to cause our operating results to be volatile. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross margin are impacted by the volume of units we produce.

Recent Results

Our net revenues were $106.3 million and $182.1 million for the three months ended March 31, 2023 and 2022, respectively. Revenues from all end markets decreased substantially compared to the prior year period. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation and higher interest rates, softer housing markets, restrictions on economic activity in China driven by the COVID-19 pandemic, and a shift in consumer spending toward travel and services following a period of elevated spending on goods during the pandemic. The reduction in revenues also reflects a cyclical downturn in the semiconductor industry; such downturns are commonly experienced in our industry following periods of strong growth during which supply-chain participants accumulate inventories, which must then be worked down when demand slows.

Our top ten customers, including distributors that resell to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, accounted for 78% and 77% of net revenues in the three months ended March 31, 2023 and 2022, respectively. International sales accounted for 98% and 96% of our net revenues in the three months ended March 31, 2023 and 2022, respectively.

Our gross margin was 50.8% and 55.3% in the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily due to unfavorable end-market mix and lower manufacturing volume, which increased our unit cost.

Total operating expenses were $48.2 million and $49.6 million in the three months ended March 31, 2023 and 2022, respectively. The decrease of $1.4 million in operating expenses for the three months ended March 31, 2023 was due primarily to lower stock-based compensation expense related to performance based awards and lower patent litigation expense; these decreases were partially offset by increased salary and related expenses driven by increased headcount, as well as increased travel expenses.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Net revenues	100.0%	100.0%
Cost of revenues	49.2	44.7
Gross profit	50.8	55.3
Operating expenses:
Research and development	22.6	13.0
Sales and marketing	14.9	9.0
General and administrative	7.8	5.3
Total operating expenses	45.3	27.3
Income from operations	5.5	28.0
Other income	1.6	0.3
Income before income taxes	7.1	28.3
Provision for income taxes	0.6	2.9
Net income	6.5%	25.4%

Comparison of the three months ended March 31, 2023 and 2022

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2023 and 2022 were $106.3 million and $182.1 million, respectively.

Revenues from all end markets decreased substantially compared to the prior-year period. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation and higher interest rates, softer housing markets, restrictions on economic activity in China driven by the COVID-19 pandemic, and a shift in consumer spending toward travel and services following a period of elevated spending on goods during the pandemic. The reduction in revenues also reflects a cyclical downturn in the semiconductor industry; such downturns are commonly experienced in our industry following periods of strong growth during which supply-chain participants accumulate inventories, which must then be worked down when demand slows.

Our revenue mix by end market for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
End Market	2023	2022
Communications	28%	26%
Computer	14%	10%
Consumer	24%	35%
Industrial	34%	29%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $103.8 million and $175.2 million in the three months ended March 31, 2023 and 2022, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 80% and 83% of our net revenues in the three months ended March 31, 2023  and 2022. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 63% and 75% in the three months ended March 31, 2023 and 2022, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2023	2022
Avnet	25%	31%
Salcomp Group	13%	*
Honestar Technologies Co., Ltd.	12%	16%

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Net revenues	$106.3	$182.1
Gross profit	$54.0	$100.7
Gross margin	50.8%	55.3%

Our gross margin decreased due primarily to unfavorable end-market mix and lower manufacturing volume, which increased our unit cost.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
R&D expenses	$24.0	$23.7
Headcount (at period end)	296	306

R&D expenses increased for the three months ended March 31, 2023, as compared to the corresponding period of 2022, primarily due to increased product development costs and equipment related expenses. These increases were partially offset by reduced stock-based compensation expense related to performance-based awards.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Sales and marketing expenses	$15.9	$16.3
Headcount (at period end)	318	297

S&M expenses decreased in the three months ended March 31, 2023, as compared to the corresponding period of 2022, due to lower stock-based compensation expenses, sales commissions and amortization of acquired intangibles. These reductions were partially offset by increased salary and related expenses driven by increased headcount, as well as increased travel expenses.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
G&A expenses	$8.3	$9.6
Headcount (at period end)	74	70

G&A expenses decreased for the three months ended March 31, 2023 as compared to the corresponding period of 2022, due to lower stock-based compensation expense related to performance-based awards, recovery of bad debt and decreased patent litigation expenses; these reductions were partially offset by increased salary and related expenses driven by increased headcount, as well as increased professional services.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Other income	$1.7	$0.6

Other income increased for the three months ended March 31, 2023 as compared to the corresponding period of 2022, primarily due to higher interest income.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Provision for income taxes	$0.6	$5.4
Effective tax rate	8.0%	10.4%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three months ended March 31, 2023 and 2022 were 8.0% and 10.4%, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the three months ended March 31, 2023, our effective tax rate was favorably impacted by a discrete item associated with the release of an unrecognized tax benefit. This benefit was partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of March 31, 2023, we had $358.6 million in cash, cash equivalents and short-term marketable securities, an increase of $4.8 million from $353.8 million as of December 31, 2022. As of March 31, 2023, we had working capital, defined as current assets less current liabilities, of $476.1 million, an increase of approximately $9.4 million from $466.7 million as of December 31, 2022.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of March 31, 2023.

Cash From Operating Activities

Operating activities generated $16.6 million of cash in the three months ended March 31, 2023. Net income for this period was $6.9 million; we also incurred depreciation, non-cash stock-based compensation expense, amortization of intangibles and amortization premiums on marketable securities of $9.0 million, $7.4 million, $0.5 million and $0.4 million, respectively. Sources of cash also included a $2.9 million increase in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $0.7 million decrease in accounts receivable due to decreased customer shipments. These sources of cash were partially offset by a $2.3 million decrease in prepaid expenses and other assets, a $7.0 million increase in inventories due to lower demand during the quarter and a $0.7 million decrease in taxes payable and accrued liabilities.

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

Cash From Investing Activities

Our investing activities in the three months ended March 31, 2023 resulted in a $18.3 million use of cash, primarily consisting of $14.2 million used for purchases of marketable securities net of proceeds from maturities, and $4.1 million used for purchases of property and equipment, primarily production-related machinery and equipment.

Our investing activities in the three months ended March 31, 2022 generated $80.2 million of cash, primarily consisting of $93.7 million from sales and maturities of marketable securities, net of purchases, offset by $14.7 million for purchases of property and equipment, primarily production-related machinery and equipment, partially offset by proceeds of $1.2 million from the sale of an office building.

Cash From Financing Activities

Our financing activities in the three months ended March 31, 2023 resulted in a $9.5 million net use of cash, consisting of $1.7 million for the repurchase of our common stock and $10.9 million for the payment of dividends to stockholders, partially offset by $3.1 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the three months ended March 31, 2022 resulted in a $142.3 million net use of cash, consisting of $134.7 million for the repurchase of our common stock and $10.7 million for the payment of dividends to stockholders, partially offset by $3.1 million from the issuance of common stock from the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Dividends

In January 2022, our board of directors declared dividends of $0.18 per share to be paid to stockholders of record at the end of each quarter in 2022. In February 2023, our board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023.

A dividend payout of $10.9 million occurred on March 31, 2023. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2022, we had $81.3 million remaining under our stock-repurchase program. In the three months ended March 31, 2023, we repurchased 23,000 shares of our common stock for $1.7 million, leaving $79.6 million remaining on the repurchase authorization as of March 31, 2023. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

Contractual Commitments

As of March 31, 2023 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $23.4 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of March 31, 2023, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of March 31, 2023, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

If our operating results deteriorate in future periods, either as a result of a decrease in customer demand, pricing and/or cost pressures, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our current financing or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months, and we anticipate that we will continue to be able to fund liquidity requirements through cash provided by our operations for the foreseeable future. However, we may experience reduced cash flow from operations as a result of the cyclical nature of our business along with other macroeconomic and geopolitical factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first three months of 2023. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of the date of this filing, the risk factors have not changed substantively from those disclosed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, which risk factors are incorporated herein by reference in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In the three months ended March 31, 2023, we repurchased approximately 23,000 of our shares for $1.7 million, leaving $79.6 million remaining on our repurchase authorization as of March 31, 2023. The program has no expiration date.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the first quarter of fiscal 2023:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
January 1, 2023 to January 31, 2023	22,052	$73.72	22,052	$79.6
February 1, 2023 to February 28, 2023	25	$79.20	25	$79.6
March 1, 2023 to March 31, 2023	722	$79.92	722	$79.6
Total	22,799		22,799

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
10.1†	Amendment Number Eleven to Wafer Supply Agreement, effective as of September 16, 2022 by Power Integrations International Ltd. and Seiko Epson Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	May 4, 2023	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)