Form 10-Q
period 2023-06-30
POWER INTEGRATIONS INC
filed 2023-08-03
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2023
Common Stock, $0.001 par value	57,393,956

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: if demand for our products declines in our major end markets, our net revenues will decline; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we face competition from an array of other semiconductor companies, which puts downward pressure on our prices and can result in reduced sales volumes for our products; widespread health emergencies, such as the COVID-19 pandemic, may disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which in turn could have a material adverse impact on our business and has or could exacerbate the risks discussed herein; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if our products do not penetrate additional markets, our business will not grow as we expect; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,096	$105,372
Short-term marketable securities	262,219	248,441
Accounts receivable, net	32,077	20,836
Inventories	149,741	135,420
Prepaid expenses and other current assets	22,854	15,004
Total current assets	550,987	525,073
PROPERTY AND EQUIPMENT, net	168,066	176,681
INTANGIBLE ASSETS, net	5,511	6,597
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	21,771	19,034
OTHER ASSETS	21,273	20,862
Total assets	$859,457	$840,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,531	$30,088
Accrued payroll and related expenses	14,041	14,778
Taxes payable	704	938
Other accrued liabilities	9,543	12,572
Total current liabilities	64,819	58,376
LONG-TERM INCOME TAXES PAYABLE	16,009	15,757
OTHER LIABILITIES	10,700	10,747
Total liabilities	91,528	84,880
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	23	24
Additional paid-in capital	11,220	—
Accumulated other comprehensive loss	(5,757)	(7,344)
Retained earnings	762,443	762,536
Total stockholders’ equity	767,929	755,216
Total liabilities and stockholders’ equity	$859,457	$840,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
NET REVENUES	$123,223	$183,986	$229,520	$366,135
COST OF REVENUES	60,377	77,143	112,717	158,617
GROSS PROFIT	62,846	106,843	116,803	207,518

OPERATING EXPENSES:
Research and development	24,517	23,507	48,498	47,185
Sales and marketing	17,017	16,045	32,902	32,381
General and administrative	8,671	6,059	17,005	15,673
Other operating expenses, net	—	1,130	—	1,130
Total operating expenses	50,205	46,741	98,405	96,369
INCOME FROM OPERATIONS	12,641	60,102	18,398	111,149
OTHER INCOME	2,714	674	4,428	1,228
INCOME BEFORE INCOME TAXES	15,355	60,776	22,826	112,377
PROVISION FOR INCOME TAXES	562	4,952	1,158	10,305
NET INCOME	$14,793	$55,824	$21,668	$102,072

EARNINGS PER SHARE:
Basic	$0.26	$0.97	$0.38	$1.75
Diluted	$0.26	$0.96	$0.38	$1.72

SHARES USED IN PER SHARE CALCULATION:
Basic	57,355	57,731	57,231	58,480
Diluted	57,669	58,305	57,654	59,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net income	$14,793	$55,824	$21,668	$102,072
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2023 and 2022	(548)	(754)	(400)	(1,023)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and six months ended June 30, 2023 and 2022	(144)	(1,160)	2,028	(5,341)
Amortization of defined benefit pension items, net of tax of ($4) and ($7) in the three and six months ended June 30, 2023, respectively, and $0 and $3 in the three and six months ended June 30, 2022, respectively	(21)	23	(41)	41
Total other comprehensive income (loss)	(713)	(1,891)	1,587	(6,323)
TOTAL COMPREHENSIVE INCOME	$14,080	$53,933	$23,255	$95,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Common stock
Beginning balance	$23	$26	$24	$28
Repurchase of common stock	—	(2)	(1)	(4)
Ending balance	23	24	23	24

Additional paid-in capital
Beginning balance	8,780	39,684	—	162,301
Common stock issued under employee stock plans	—	—	3,098	3,057
Repurchase of common stock	(4,312)	(43,363)	(5,998)	(178,050)
Stock-based compensation	6,752	3,679	14,120	12,692
Ending balance	11,220	—	11,220	—

Accumulated other comprehensive loss
Beginning balance	(5,044)	(8,169)	(7,344)	(3,737)
Other comprehensive income (loss)	(713)	(1,891)	1,587	(6,323)
Ending balance	(5,757)	(10,060)	(5,757)	(10,060)

Retained earnings
Beginning balance	758,543	789,032	762,536	753,440
Net income	14,793	55,824	21,668	102,072
Repurchase of common stock	—	(114,295)	—	(114,295)
Payment of dividends to stockholders	(10,893)	(10,280)	(21,761)	(20,936)
Ending balance	762,443	720,281	762,443	720,281

Total stockholders’ equity	$767,929	$710,245	$767,929	$710,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,668	$102,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,653	17,174
Amortization of intangibles	1,086	1,328
Loss on disposal of property and equipment	22	1,034
Stock-based compensation expense	14,120	12,692
Amortization of premium on marketable securities	419	1,867
Deferred income taxes	(2,782)	(3,282)
Increase (decrease) in accounts receivable allowance for credit losses	(454)	259
Change in operating assets and liabilities:
Accounts receivable	(10,787)	13,154
Inventories	(14,321)	(11,992)
Prepaid expenses and other assets	(7,241)	4,075
Accounts payable	8,813	5,577
Taxes payable and accrued liabilities	(5,430)	(2,539)
Net cash provided by operating activities	22,766	141,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,211)	(27,944)
Proceeds from sale of property and equipment	—	1,202
Purchases of marketable securities	(110,810)	(20,710)
Proceeds from sales and maturities of marketable securities	98,641	125,527
Net cash provided by (used in) investing activities	(19,380)	78,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	3,098	3,057
Repurchase of common stock	(5,999)	(292,349)
Payments of dividends to stockholders	(21,761)	(20,936)
Net cash used in financing activities	(24,662)	(310,228)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,276)	(90,734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,372	158,117
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,096	$67,383

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,713	$2,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$11,653	$14,657

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	June 30,	December 31,
(In thousands)	2023	2022
Accounts receivable trade	$75,014	$78,914
Allowance for ship and debit	(38,278)	(53,184)
Allowance for stock rotation and rebate	(3,978)	(3,759)
Allowance for credit losses	(681)	(1,135)
Total	$32,077	$20,836

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

	Allowance for Credit Losses
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$(681)	$(520)	$(1,135)	$(445)
Provision for credit loss expense	(388)	(218)	(827)	(618)
Receivables written off	—	—	—	—
Recoveries collected	388	34	1,281	359
Ending balance	$(681)	$(704)	$(681)	$(704)

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

	June 30,	December 31,
(In thousands)	2023	2022
Raw materials	$80,973	$75,355
Work-in-process	27,178	15,440
Finished goods	41,590	44,625
Total	$149,741	$135,420

Intangible Assets

	June 30, 2023			December 31, 2022
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(34,494)	3,466	37,960	(33,531)	4,429
Technology licenses	1,926	(1,142)	784	1,926	(1,019)	907
Total intangible assets	$41,147	$(35,636)	$5,511	$41,147	$(34,550)	$6,597

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2023, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2023 (remaining six months)	$1,087
2024	1,279
2025	832
2026	687
2027	365
Total	$4,250

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2023	2022	2023		2022		2023	2022	2023	2022
Beginning balance	$(3,151)	$(5,346)	$842		$(656)		$(2,735)	$(2,167)	$(5,044)	$(8,169)
Other comprehensive income (loss) before reclassifications	(144)	(1,160)	—		—		(548)	(754)	(692)	(1,914)
Amounts reclassified from accumulated other comprehensive loss	—	—	(21)	(1)	23	(1)	—	—	(21)	23
Net-current period other comprehensive income (loss)	(144)	(1,160)	(21)		23		(548)	(754)	(713)	(1,891)
Ending balance	$(3,295)	$(6,506)	$821		$(633)		$(3,283)	$(2,921)	$(5,757)	$(10,060)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2023 and 2022.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2023	2022	2023		2022		2023	2022	2023	2022
Beginning balance	$(5,323)	$(1,165)	$862		$(674)		$(2,883)	$(1,898)	$(7,344)	$(3,737)
Other comprehensive income (loss) before reclassifications	2,028	(5,341)	—		—		(400)	(1,023)	1,628	(6,364)
Amounts reclassified from accumulated other comprehensive loss	—	—	(41)	(1)	41	(1)	—	—	(41)	41
Net-current period other comprehensive income (loss)	2,028	(5,341)	(41)		41		(400)	(1,023)	1,587	(6,323)
Ending balance	$(3,295)	$(6,506)	$821		$(633)		$(3,283)	$(2,921)	$(5,757)	$(10,060)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2023 and 2022.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at June 30, 2023 and December 31, 2022, was as follows:

	Fair Value Measurement at
	June 30, 2023
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$36,056	$—	$36,056
Corporate securities	262,219	—	262,219
Money market funds	1,269	1,269	—
Total	$299,544	$1,269	$298,275

	Fair Value Measurement at
	December 31, 2022
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$58,683	$—	$58,683
Corporate securities	248,441	—	248,441
Money market funds	363	363	—
Total	$307,487	$363	$307,124

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2023 and the twelve months ended December 31, 2022.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2023, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$50,417	$—	$(281)	$50,136
Total	50,417	—	(281)	50,136
Investments due in 4-12 months:
Corporate securities	78,042	7	(1,383)	76,666
Total	78,042	7	(1,383)	76,666
Investments due in 12 months or greater:
Corporate securities	137,055	38	(1,676)	135,417
Total	137,055	38	(1,676)	135,417
Total marketable securities	$265,514	$45	$(3,340)	$262,219

Accrued interest receivable was $2.0 million at June 30, 2023 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at June 30, 2023:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$141,511	$(1,584)	$112,792	$(1,756)	$254,303	$(3,340)
Total marketable securities	$141,511	$(1,584)	$112,792	$(1,756)	$254,303	$(3,340)

In the three and six months ended June 30, 2023 and 2022, no unrealized losses on marketable securities were recognized in income.

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

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues	$446	$235	$747	$555
Research and development	2,429	2,323	5,097	5,378
Sales and marketing	1,621	1,177	3,274	3,125
General and administrative	2,256	(56)	5,002	3,634
Total stock-based compensation expense	$6,752	$3,679	$14,120	$12,692

Stock-based compensation expense in the three months ended June 30, 2023, was approximately $6.8 million, comprising approximately $5.3 million related to restricted stock unit (“RSU”) awards, $0.5 million related to the Company’s employee stock purchase plan and $1.0 million related to performance-based (“PSU”) awards and long-term performance-based (“PRSU”) awards. Stock-based compensation expense in the six months ended June 30, 2023, was approximately $14.1 million, comprising approximately $11.2 million related to RSUs, $1.0 million related to the Company’s employee stock purchase plan and $1.9 million related to PSUs and PRSUs.

Stock-based compensation expense in the three months ended June 30, 2022, was approximately $3.7 million, comprising approximately $5.3 million related to RSUs, $0.5 million related to the Company’s employee stock purchase plan and $2.1 million credit related to PSUs and PRSUs. Stock-based compensation expense in the six months ended June 30, 2022, was approximately $12.7 million, comprising approximately $10.9 million related to RSUs, $0.9 million related to the Company’s employee stock purchase plan and $0.9 million related to PSUs and PRSUs.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PSUs outstanding as of June 30, 2023 and activity during the six months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	34	$79.94
Granted	130	$82.88
Vested	(34)	$79.94
Forfeited	—	—
Outstanding at June 30, 2023	130	$82.88	0.50	$12,295
Outstanding and expected to vest at June 30, 2023	39		0.50	$3,689

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

A summary of PRSUs outstanding as of June 30, 2023 and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	236	$77.82
Granted	145	$80.92
Vested	(23)	$49.68
Forfeited	—	—
Outstanding at June 30, 2023	358	$80.89	1.62	$33,923
Outstanding and expected to vest at June 30, 2023	79		2.50	$7,454

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards

A summary of RSUs outstanding as of June 30, 2023 and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	1,096	$60.52
Granted	314	$80.52
Vested	(368)	$51.04
Forfeited	(13)	$70.85
Outstanding at June 30, 2023	1,029	$69.89	1.90	$97,327
Outstanding and expected to vest at June 30, 2023	943		1.81	$89,310

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

Customer Concentration

The Company’s top ten customers accounted for approximately 82% and 79% of net revenues for the three and six months ended June 30, 2023, respectively, and 77% for both the three and six months ended June 30, 2022. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors were $78.8 million and $145.5 million in the three and six months ended June 30, 2023, respectively, and $133.9 million and $269.7 million, respectively, in the corresponding periods of 2022. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2023	2022	2023	2022
Avnet	25%	30%	25%	31%
Honestar Technologies Co., Ltd.	15%	11%	14%	13%
Salcomp Group	14%	*	13%	*
Flextronics Group	12%	*	11%	*

* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of both June 30, 2023 and December 31, 2022, 87% of accounts receivable were concentrated with the Company’s top ten customers.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customers represented 10% or more of accounts receivable at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
Customer	2023	2022
Avnet	33%	42%
Salcomp Group	18%	13%
Flextronics Group	15%	11%

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
United States of America	$2,148	$7,569	$4,695	$14,476
Hong Kong/China	76,496	96,760	136,094	202,001
India	11,312	7,256	18,041	13,105
Taiwan	4,495	5,848	6,504	11,106
Korea	6,316	18,563	13,117	37,226
Western Europe (excluding Germany)	5,498	8,129	12,414	16,374
Japan	3,740	10,160	9,079	18,209
Germany	6,075	14,460	13,549	25,943
Other	7,143	15,241	16,027	27,695
Total net revenues	$123,223	$183,986	$229,520	$366,135

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	57,206	58,778	56,961	59,913
Common stock issued under employee stock plans	202	275	470	724
Repurchased	(57)	(1,919)	(80)	(3,503)
Ending balance	57,351	57,134	57,351	57,134

Common Stock Repurchases

As of December 31, 2022, the Company had $81.3 million remaining under its authorized stock-repurchase program. In the three and six months ended June 30, 2023, the Company purchased approximately 57,000 shares for $4.3 million and approximately 80,000 shares for $6.0 million, respectively, leaving $75.3 million remaining on the repurchase authorization as of June 30, 2023. Authorization of future repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

Cash Dividends

In January 2022, the Company’s board of directors declared dividends of $0.18 per share to be paid to stockholders of record at the end of each quarter in 2022. In February 2023, the Company’s board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2023 and 2022, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Dividends declared and paid	$10,893	$10,280	$21,761	$20,936
Dividends declared per common share	$0.19	$0.18	$0.38	$0.36

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Basic earnings per share:
Net income	$14,793	$55,824	$21,668	$102,072
Weighted-average common shares	57,355	57,731	57,231	58,480
Basic earnings per share	$0.26	$0.97	$0.38	$1.75
Diluted earnings per share: (1)
Net income	$14,793	$55,824	$21,668	$102,072
Weighted-average common shares	57,355	57,731	57,231	58,480
Effect of dilutive awards:
Employee stock plans	314	574	423	712
Diluted weighted-average common shares	57,669	58,305	57,654	59,192
Diluted earnings per share	$0.26	$0.96	$0.38	$1.72

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2023 and 2022 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three and six months ended June 30, 2023, and 2022, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rates for the three and six months ended June 30, 2023 were 3.7% and 5.1%, respectively, and 8.1% and 9.2%, respectively, in the three and six months ended June 30, 2022. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the three months ended June 30, 2023, the Company’s effective tax rate was favorably impacted by a discrete item associated with recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2023, the Company’s effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits and

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognition of excess tax benefits related to share-based payments. In the three months ended June 30, 2022, the Company’s effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2022, the Company’s effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits and recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of June 30, 2023, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement initially went forward separately in their lawsuit against the Company’s customers in the District of Delaware, but the Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene in CogniPower’s customer lawsuit on February 1, 2021, and the parties thereafter agreed to dismiss the Company’s separate lawsuit against CogniPower. The remaining case is currently stayed, but the Company recently filed a motion to amend its claims against CogniPower to include three additional patents that are in the same family as the two CogniPower patents that are already in the lawsuit, after CogniPower accused the Company’s customers of infringing those three related patents in a lawsuit in the Eastern District of Texas.  A ruling on the Company’s motion is expected in the coming months, and the Company believes it has strong claims and defenses with respect to all of CogniPower’s asserted patents, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

On October 31, 2022, Waverly Licensing LLC filed a complaint against the Company in the United States District Court for the Western District of Texas. In its complaint, Waverly alleged that the Company was infringing one patent

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pertaining to charging a battery-operated device.  The Company believes it has strong claims and defenses, and intends to vigorously defend itself against Waverly’s claims, with appeals to follow if necessary. Because the Company believed that Waverly’s Texas complaint was improperly filed in the wrong court, the Company filed a motion to dismiss, and on November 30, 2022, the Company filed a complaint against Waverly Licensing LLC and related entities IP Edge LLC, Mavexar LLC, and Array IP LLC in the United States District Court for the District of Delaware seeking a declaration of non-infringement with respect to a patent that Waverly charged the Company with infringing. The Texas court thereafter dismissed Waverly’s Texas complaint. The Company’s Delaware lawsuit is in its earliest stages, but on April 6, 2023, the Delaware defendants filed a motion to dismiss based on a series of covenants not to sue that the Delaware defendants filed with the Court, with further proceedings on the Delaware defendants’ motion expected in the coming months.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

Overview

We design, develop and market analog and mixed-signal integrated circuits (“ICs”) and other electronic components and circuitry used in high-voltage power conversion. Our products are used in power converters that convert electricity from a high-voltage source to the type of power required for a specified downstream use. In most cases, this conversion entails, among other functions, converting alternating current (“AC”) to direct current (“DC”) or vice versa, reducing or increasing the voltage, and regulating the output voltage and/or current according to the customer’s specifications.

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and security devices. We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-driver ICs addressing brushless DC (“BLDC”) motors used in refrigerators, HVAC systems, ceiling fans and other consumer-appliance and light commercial applications.

We also offer high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (“IGBTs”) and silicon-carbide (“SiC”) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, electric vehicles (“EVs”) and high-voltage DC transmission systems.

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

Finally, we have expanded our SAM through the development of new technologies that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. In 2019 we began incorporating proprietary gallium-nitride (“GaN”) transistors in some our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology and we expect to address a wider range of applications with GaN-based products in the years ahead.

We intend to continue expanding our SAM in the years ahead through all of the means described above.

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as supply-chain dynamics, widespread health emergencies like the COVID-19 pandemic, and macroeconomic conditions including inflation, fluctuations in interest and exchange rates and bank failures, have caused and can continue to cause our operating results to be volatile. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross margin are impacted by the volume of units we produce.

Recent Results

Our net revenues were $123.2 million and $184.0 million for the three months ended June 30, 2023 and 2022, respectively, and $229.5 million and $366.1 million for the six months ended June 30, 2023 and 2022, respectively. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation and higher interest rates, softer housing markets, restrictions on economic activity in China driven by the COVID-19 pandemic, and a shift in consumer spending toward travel and services following a period of elevated spending on goods during the pandemic. We believe these factors have exacerbated the effects of an ongoing cyclical downturn in the semiconductor industry; such downturns are commonly experienced in our industry following periods of strong growth during which supply-chain participants tend to accumulate excess inventories.

Our top ten customers, including distributors that resell to original equipment manufacturers (“OEMs”) and merchant power supply manufacturers, accounted for 82% and 79% of net revenues for the three and six months ended June 30, 2023, respectively and 77% of net revenues in both the three and six months ended June 30, 2022. International sales accounted for 98% of our net revenues in both the three and six months ended June 30, 2023, and 96% of our net revenues in both the three and six months ended June 30, 2022.

Our gross margin was 51% and 58% in the three months ended June 30, 2023 and 2022, respectively, and 51% and 57% for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily due to unfavorable end-market mix and lower manufacturing volume slightly offset by the favorable impact of the dollar/yen exchange rate on our wafer costs.

Total operating expenses were $50.2 million and $46.7 million in the three months ended June 30, 2023 and 2022, respectively, and $98.4 million and $96.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase in operating expenses for the three- and six-month periods were due primarily to higher stock-based compensation expense related to performance-based awards, increased salary and related expenses, and increased travel-related expenses.

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

Critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023. Currently, our only critical accounting policy relates to revenue recognition.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.0	41.9	49.1	43.3
Gross profit	51.0	58.1	50.9	56.7
Operating expenses:
Research and development	19.9	12.8	21.1	12.9
Sales and marketing	13.8	8.7	14.4	8.8
General and administrative	7.0	3.3	7.4	4.3
Other operating expenses, net	—	0.6	—	0.3
Total operating expenses	40.7	25.4	42.9	26.3
Income from operations	10.3	32.7	8.0	30.4
Other income	2.2	0.3	1.9	0.3
Income before income taxes	12.5	33.0	9.9	30.7
Provision for income taxes	0.5	2.7	0.5	2.8
Net income	12.0%	30.3%	9.4%	27.9%

Comparison of the three and six months ended June 30, 2023 and 2022

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2023 were $123.2 million and $229.5 million, respectively, and $184.0 million and $366.1 million for the three and six months ended June 30, 2022, respectively.

The decrease in revenue for the three-month period ended June 30, 2023 was driven primarily by the consumer and industrial end-markets, reflecting reduced demand and elevated inventories related to consumer-appliances and a broad range of industrial applications. Revenues from the communications and computer markets increased slightly compared to the prior-year period. For the six-month period, revenues for all four end-market categories decreased compared to the corresponding prior-year period. We believe that demand for our products in recent periods has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation and higher interest rates, softer housing markets, restrictions on economic activity in China driven by the COVID-19 pandemic, and a shift in consumer spending toward travel and services following a period of elevated spending on goods during the pandemic. We believe these factors have exacerbated the effects of an ongoing cyclical downturn in the semiconductor industry; such downturns are commonly experienced in our industry following periods of strong growth during which supply-chain participants tend to accumulate excess inventories.

Our revenue mix by end market for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2023	2022	2023	2022
Communications	28%	18%	28%	22%
Computer	14%	9%	14%	10%
Consumer	29%	38%	27%	36%
Industrial	29%	35%	31%	32%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $121.1 million and $224.8 million in the three and six months ended June 30, 2023, respectively, and $176.4 million and $351.7 million in the three and six months ended June 30, 2022, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 86% and 83% of our net revenues in the three and six months ended June 30, 2023, respectively, and 80% and 82%, in the three and six months ended June 30, 2022, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 64% and 63% in the three and six months ended June 30, 2023, respectively, and 73% and 74%, in the three and six months ended June 30, 2022, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2023	2022	2023	2022
Avnet	25%	30%	25%	31%
Honestar Technologies Co., Ltd.	15%	11%	14%	13%
Salcomp Group	14%	*	13%	*
Flextronics Group	12%	*	11%	*

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Net revenues	$123.2	$184.0	$229.5	$366.1
Gross profit	$62.8	$106.8	$116.8	$207.5
Gross margin	51.0%	58.1%	50.9%	56.7%

The decrease in our gross margin was primarily due to unfavorable end-market mix and lower manufacturing volume slightly offset by the favorable impact of the dollar/yen exchange rate on our wafer costs.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
R&D expenses	$24.5	$23.5	$48.5	$47.2
Headcount (at period end)	283	306	283	306

R&D expenses increased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily due to increased product development costs and equipment-related expenses.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Sales and marketing expenses	$17.0	$16.0	$32.9	$32.4
Headcount (at period end)	320	298	320	298

S&M expenses increased in the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to higher stock-based compensation expenses, higher salary and related expenses stemming from higher headcount and increased travel-related expenses.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
G&A expenses	$8.7	$6.1	$17.0	$15.7
Headcount (at period end)	79	76	79	76

G&A expenses increased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, due to higher stock-based compensation expense related to performance-based awards, increased salary and related expenses driven by increased headcount, and increased professional services; these increases were partially offset by decreased patent-litigation expenses and, for the six months ended June 30, 2023, recovery of bad debt.

Other operating expenses, net. Other operating expenses, net were $1.1 million in the three and six months ended June 30, 2022. This amount consisted of a $2.9 million expense resulting from the settlement of our litigation with Opticurrent LLC on May 16, 2022, in which we agreed to pay Opticurrent $2.9 million to end all outstanding legal disputes, partially offset by receipt of a $1.7 million distribution related to the bankruptcy liquidation of SemiSouth Laboratories, Inc., of which we were a creditor as a result of investments made in SemiSouth in 2011.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Other income	$2.7	$0.7	$4.4	$1.2

Other income increased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily due to higher interest income.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Provision for income taxes	$0.6	$5.0	$1.2	$10.3
Effective tax rate	3.7%	8.1%	5.1%	9.2%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and six months ended June 30, 2023 were 3.7% and 5.1%, respectively, and 8.1% and 9.2%, in the three and six months ended June 30, 2022, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the three months ended June 30, 2023, our effective tax rate was favorably impacted by a discrete item associated with recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2023, our effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits and recognition of excess tax benefits related to share-based payments. This benefit was partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of June 30, 2023, we had $346.3 million in cash, cash equivalents and short-term marketable securities, a decrease of $7.5 million from $353.8 million as of December 31, 2022. As of June 30, 2023, we had working capital, defined as current assets less current liabilities, of $486.2 million, an increase of approximately $19.5 million from $466.7 million as of December 31, 2022.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates (“SOFR”) as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of June 30, 2023.

Cash From Operating Activities

Operating activities generated $22.8 million of cash in the six months ended June 30, 2023. Net income for this period was $21.7 million; we also incurred depreciation, non-cash stock-based compensation expense, amortization of intangibles and amortization premiums on marketable securities of $17.7 million, $14.1 million, $1.1 million, and $0.4 million, respectively. Sources of cash also included a $8.8 million increase in accounts payable (excluding payables related to property and equipment) due to timing of payments. These sources of cash were partially offset by a $14.3 million increase in inventories, a $7.2 million increase in prepaid expenses and other assets primarily due to federal income tax prepayments, a $10.8 million increase in accounts receivable, a $5.4 million decrease in taxes payable and accrued liabilities primarily due to timing of customer rebate payments, and a $2.8 million increase in deferred income taxes.

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

Cash From Investing Activities

Our investing activities in the six months ended June 30, 2023 resulted in a $19.4 million net use of cash, primarily consisting of $12.2 million used for purchases of marketable securities net of proceeds from sales and maturities, and $7.2 million used for purchases of property and equipment, primarily production-related machinery and equipment.

Our investing activities in the six months ended June 30, 2022 generated $78.1 million of cash, primarily consisting of $104.8 million from sales and maturities of marketable securities, net of purchases, offset by $27.9 million for purchases of property and equipment, primarily production-related machinery and equipment, partially offset by proceeds of $1.2 million from the sale of an office building.

Cash From Financing Activities

Our financing activities in the six months ended June 30, 2023 resulted in a $24.7 million net use of cash, consisting of $6.0 million for the repurchase of our common stock and $21.8 million for the payment of dividends to stockholders, partially offset by $3.1 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the six months ended June 30, 2022 resulted in a $310.2 million net use of cash, consisting of $292.3 million for the repurchase of our common stock and $20.9 million for the payment of dividends to stockholders, partially offset by $3.1 million from the issuance of shares through our employee stock purchase plan.

Dividends

In January 2022, our board of directors declared dividends of $0.18 per share to be paid to stockholders of record at the end of each quarter in 2022. In February 2023, our board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023.

Dividend payouts of $10.9 million occurred on each of March 31, 2023 and June 30, 2023. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2022, we had $81.3 million remaining under our stock-repurchase program. In the six months ended June 30, 2023, we repurchased approximately 80,000 shares of our common stock for $6.0 million, leaving $75.3 million remaining on the repurchase authorization as of June 30, 2023. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

Contractual Commitments

As of June 30, 2023 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $23.7 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of June 30, 2023, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of June 30, 2023, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first six months of 2023. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of the date of this filing, the risk factors have not changed substantively from those disclosed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, which risk factors are incorporated herein by reference in this report from Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 7, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In the three months ended June 30, 2023, we repurchased approximately 57,000 of our shares for $4.3 million, leaving $75.3 million remaining on our repurchase authorization as of June 30, 2023. The program has no expiration date.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the second quarter of fiscal 2023:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
April 1, 2023 to April 30, 2023	32,061	$75.10	32,061	$77.1
May 1, 2023 to May 31, 2023	25,153	$75.71	25,153	$75.3
June 1, 2023 to June 30, 2023	—	—	—	$75.3
Total	57,214		57,214

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023,  none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
10.1	Third Amendment to Credit Agreement, dated June 28, 2023 between Power Integrations, Inc. and Wells Fargo Bank, National Association					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	August 3, 2023	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)