Form 10-Q
period 2023-09-30
POWER INTEGRATIONS INC
filed 2023-11-07
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 3, 2023
Common Stock, $0.001 par value	56,857,583

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,743	$105,372
Short-term marketable securities	261,896	248,441
Accounts receivable, net	28,539	20,836
Inventories	150,246	135,420
Prepaid expenses and other current assets	20,692	15,004
Total current assets	556,116	525,073
PROPERTY AND EQUIPMENT, net	166,391	176,681
INTANGIBLE ASSETS, net	4,967	6,597
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	28,943	19,034
OTHER ASSETS	17,224	20,862
Total assets	$865,490	$840,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,553	$30,088
Accrued payroll and related expenses	13,778	14,778
Taxes payable	774	938
Other accrued liabilities	10,316	12,572
Total current liabilities	53,421	58,376
LONG-TERM INCOME TAXES PAYABLE	16,724	15,757
OTHER LIABILITIES	10,288	10,747
Total liabilities	80,433	84,880
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	23	24
Additional paid-in capital	19,429	—
Accumulated other comprehensive loss	(5,730)	(7,344)
Retained earnings	771,335	762,536
Total stockholders’ equity	785,057	755,216
Total liabilities and stockholders’ equity	$865,490	$840,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
NET REVENUES	$125,511	$160,233	$355,031	$526,368
COST OF REVENUES	59,566	68,198	172,283	226,815
GROSS PROFIT	65,945	92,035	182,748	299,553

OPERATING EXPENSES:
Research and development	24,064	23,205	72,562	70,390
Sales and marketing	16,224	14,700	49,126	47,081
General and administrative	7,945	5,759	24,950	21,432
Other operating expenses, net	—	—	—	1,130
Total operating expenses	48,233	43,664	146,638	140,033
INCOME FROM OPERATIONS	17,712	48,371	36,110	159,520
OTHER INCOME	3,138	1,001	7,566	2,229
INCOME BEFORE INCOME TAXES	20,850	49,372	43,676	161,749
PROVISION FOR INCOME TAXES	1,054	3,408	2,212	13,713
NET INCOME	$19,796	$45,964	$41,464	$148,036

EARNINGS PER SHARE:
Basic	$0.34	$0.80	$0.72	$2.55
Diluted	$0.34	$0.80	$0.72	$2.52

SHARES USED IN PER SHARE CALCULATION:
Basic	57,383	57,172	57,282	58,039
Diluted	57,741	57,603	57,711	58,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Net income	$19,796	$45,964	$41,464	$148,036
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and nine months ended September 30, 2023 and 2022	(407)	(1,044)	(807)	(2,067)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and nine months ended September 30, 2023 and 2022	455	(731)	2,483	(6,072)
Amortization of defined benefit pension items, net of tax of ($4) and ($11) in the three and nine months ended September 30, 2023, respectively, and $3 and $6 in the three and nine months ended September 30, 2022, respectively	(21)	18	(62)	59
Total other comprehensive income (loss)	27	(1,757)	1,614	(8,080)
TOTAL COMPREHENSIVE INCOME	$19,823	$44,207	$43,078	$139,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Common stock
Beginning balance	$23	$24	$24	$28
Repurchase of common stock	—	—	(1)	(4)
Ending balance	23	24	23	24

Additional paid-in capital
Beginning balance	11,220	—	—	162,301
Common stock issued under employee stock plans	3,139	3,105	6,237	6,162
Repurchase of common stock	(1,835)	—	(7,833)	(178,050)
Stock-based compensation	6,905	3,018	21,025	15,710
Ending balance	19,429	6,123	19,429	6,123

Accumulated other comprehensive loss
Beginning balance	(5,757)	(10,060)	(7,344)	(3,737)
Other comprehensive income (loss)	27	(1,757)	1,614	(8,080)
Ending balance	(5,730)	(11,817)	(5,730)	(11,817)

Retained earnings
Beginning balance	762,443	720,281	762,536	753,440
Net income	19,796	45,964	41,464	148,036
Repurchase of common stock	—	—	—	(114,295)
Payment of dividends to stockholders	(10,904)	(10,293)	(32,665)	(31,229)
Ending balance	771,335	755,952	771,335	755,952

Total stockholders’ equity	$785,057	$750,282	$785,057	$750,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,464	$148,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,316	26,055
Amortization of intangibles	1,630	1,871
Loss on disposal of property and equipment	86	1,162
Stock-based compensation expense	21,025	15,710
Amortization of premium on marketable securities	146	2,638
Deferred income taxes	(9,952)	(7,390)
Increase (decrease) in accounts receivable allowance for credit losses	(454)	690
Change in operating assets and liabilities:
Accounts receivable	(7,249)	24,628
Inventories	(14,826)	(20,826)
Prepaid expenses and other assets	(837)	8,428
Accounts payable	(2,882)	(5,874)
Taxes payable and accrued liabilities	(4,975)	(3,883)
Net cash provided by operating activities	49,492	191,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,741)	(33,444)
Proceeds from sale of property and equipment	—	1,202
Purchases of marketable securities	(173,015)	(27,244)
Proceeds from sales and maturities of marketable securities	161,897	161,014
Net cash provided by (used in) investing activities	(25,859)	101,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	6,237	6,162
Repurchase of common stock	(7,834)	(292,349)
Payments of dividends to stockholders	(32,665)	(31,229)
Net cash used in financing activities	(34,262)	(317,416)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,629)	(24,643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,372	158,117
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,743	$133,474

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,429	$2,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$13,683	$17,834

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	September 30,	December 31,
(In thousands)	2023	2022
Accounts receivable trade	$76,507	$78,914
Allowance for ship and debit	(44,089)	(53,184)
Allowance for stock rotation and rebate	(3,198)	(3,759)
Allowance for credit losses	(681)	(1,135)
Total	$28,539	$20,836

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

	Allowance for Credit Losses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$(681)	$(704)	$(1,135)	$(445)
Provision for credit loss expense	(671)	(967)	(1,498)	(1,585)
Receivables written off	—	49	—	49
Recoveries collected	671	487	1,952	846
Ending balance	$(681)	$(1,135)	$(681)	$(1,135)

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

	September 30,	December 31,
(In thousands)	2023	2022
Raw materials	$87,904	$75,355
Work-in-process	25,187	15,440
Finished goods	37,155	44,625
Total	$150,246	$135,420

Intangible Assets

	September 30, 2023			December 31, 2022
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(34,977)	2,983	37,960	(33,531)	4,429
Technology licenses	1,926	(1,203)	723	1,926	(1,019)	907
Total intangible assets	$41,147	$(36,180)	$4,967	$41,147	$(34,550)	$6,597

The estimated future amortization expense related to finite-lived intangible assets at September 30, 2023, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2023 (remaining three months)	$543
2024	1,279
2025	832
2026	687
2027	365
Total	$3,706

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2023	2022	2023		2022		2023	2022	2023	2022
Beginning balance	$(3,295)	$(6,506)	$821		$(633)		$(3,283)	$(2,921)	$(5,757)	$(10,060)
Other comprehensive income (loss) before reclassifications	455	(731)	—		—		(407)	(1,044)	48	(1,775)
Amounts reclassified from accumulated other comprehensive loss	—	—	(21)	(1)	18	(1)	—	—	(21)	18
Net-current period other comprehensive income (loss)	455	(731)	(21)		18		(407)	(1,044)	27	(1,757)
Ending balance	$(2,840)	$(7,237)	$800		$(615)		$(3,690)	$(3,965)	$(5,730)	$(11,817)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2023 and 2022.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2023	2022	2023		2022		2023	2022	2023	2022
Beginning balance	$(5,323)	$(1,165)	$862		$(674)		$(2,883)	$(1,898)	$(7,344)	$(3,737)
Other comprehensive income (loss) before reclassifications	2,483	(6,072)	—		—		(807)	(2,067)	1,676	(8,139)
Amounts reclassified from accumulated other comprehensive loss	—	—	(62)	(1)	59	(1)	—	—	(62)	59
Net-current period other comprehensive income (loss)	2,483	(6,072)	(62)		59		(807)	(2,067)	1,614	(8,080)
Ending balance	$(2,840)	$(7,237)	$800		$(615)		$(3,690)	$(3,965)	$(5,730)	$(11,817)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2023 and 2022.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at September 30, 2023 and December 31, 2022, was as follows:

	Fair Value Measurement at
	September 30, 2023
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$39,539	$—	$39,539
Corporate securities	261,896	—	261,896
Money market funds	781	781	—
Total	$302,216	$781	$301,435

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

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2023 and the twelve months ended December 31, 2022.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2023, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$36,088	$—	$(207)	$35,881
Total	36,088	—	(207)	35,881
Investments due in 4-12 months:
Corporate securities	39,377	4	(664)	38,717
Total	39,377	4	(664)	38,717
Investments due in 12 months or greater:
Corporate securities	189,271	18	(1,991)	187,298
Total	189,271	18	(1,991)	187,298
Total marketable securities	$264,736	$22	$(2,862)	$261,896

Accrued interest receivable was $2.7 million at September 30, 2023 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at September 30, 2023:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$200,713	$(2,001)	$55,695	$(861)	$256,408	$(2,862)
Total marketable securities	$200,713	$(2,001)	$55,695	$(861)	$256,408	$(2,862)

In the three and nine months ended September 30, 2023 and 2022, no unrealized losses on marketable securities were recognized in income.

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

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues	$446	$172	$1,193	$727
Research and development	2,895	2,334	7,992	7,712
Sales and marketing	1,787	1,267	5,061	4,392
General and administrative	1,777	(755)	6,779	2,879
Total stock-based compensation expense	$6,905	$3,018	$21,025	$15,710

Stock-based compensation expense in the three months ended September 30, 2023, was approximately $6.9 million, comprising approximately $6.1 million related to restricted stock unit (“RSU”) awards, $0.5 million related to the Company’s employee stock purchase plan and $0.3 million related to performance-based (“PSU”) awards and long-term performance-based (“PRSU”) awards. Stock-based compensation expense in the nine months ended September 30, 2023, was approximately $21.0 million, comprising approximately $17.3 million related to RSUs, $1.4 million related to the Company’s employee stock purchase plan and $2.3 million related to PSUs and PRSUs.

Stock-based compensation expense in the three months ended September 30, 2022, was approximately $3.0 million, comprising approximately $6.4 million related to RSUs, $0.5 million related to the Company’s employee stock purchase plan and $3.9 million credit related to PSUs and PRSUs. Stock-based compensation expense in the nine months ended September 30, 2022, was approximately $15.7 million, comprising approximately $17.3 million related to RSUs, $1.3 million related to the Company’s employee stock purchase plan and $2.9 million credit related to PSUs and PRSUs.

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

A summary of PSUs outstanding as of September 30, 2023 and activity during the nine months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	34	$79.94
Granted	130	$82.96
Vested	(34)	$79.94
Forfeited	—	—
Outstanding at September 30, 2023	130	$82.96	0.25	$9,964
Outstanding and expected to vest at September 30, 2023	39		0.25	$2,989

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

A summary of PRSUs outstanding as of September 30, 2023 and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	236	$77.82
Granted	145	$80.92
Vested	(23)	$49.68
Forfeited	—	—
Outstanding at September 30, 2023	358	$80.89	1.37	$27,344
Outstanding and expected to vest at September 30, 2023	6		2.25	$445

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards

A summary of RSUs outstanding as of September 30, 2023 and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	1,096	$60.52
Granted	333	$81.06
Vested	(386)	$51.49
Forfeited	(22)	$71.71
Outstanding at September 30, 2023	1,021	$70.39	1.68	$77,875
Outstanding and expected to vest at September 30, 2023	946		1.59	$72,163

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

Customer Concentration

The Company’s top ten customers accounted for approximately 83% and 81% of net revenues for the three and nine months ended September 30, 2023, respectively, and 72% and 75%, respectively, in the corresponding periods of 2022. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors were $93.2 million and $238.7 million in the three and nine months ended September 30, 2023, respectively, and $103.6 million and $373.3 million, respectively, in the corresponding periods of 2022. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2023	2022	2023	2022
Avnet	28%	28%	26%	30%
Honestar Technologies Co., Ltd.	23%	*	17%	12%
Salcomp Group	*	12%	11%	*

* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2023, and December 31, 2022, 89% and 87% of accounts receivable were concentrated with the Company’s top ten customers.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customers represented 10% or more of accounts receivable at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
Customer	2023	2022
Avnet	41%	42%
Honestar Technologies Co., Ltd.	12%	*
Salcomp Group	10%	13%
Flextronics Group	*	11%

* Total customer accounts receivable was less than 10% of accounts receivable.

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
United States of America	$2,208	$8,387	$6,903	$22,862
Hong Kong/China	79,735	80,508	215,829	282,508
India	9,697	9,660	27,738	22,765
Taiwan	4,949	4,895	11,453	16,000
Korea	4,308	10,071	17,425	47,298
Western Europe (excluding Germany)	8,498	10,790	20,912	27,164
Japan	4,311	9,777	13,390	27,986
Germany	5,741	16,601	19,290	42,545
Other	6,064	9,544	22,091	37,240
Total net revenues	$125,511	$160,233	$355,031	$526,368

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	57,351	57,134	56,961	59,913
Common stock issued under employee stock plans	59	61	529	785
Repurchased	(24)	—	(104)	(3,503)
Ending balance	57,386	57,195	57,386	57,195

Common Stock Repurchases

As of December 31, 2022, the Company had $81.3 million remaining under its authorized stock-repurchase program. In the three and nine months ended September 30, 2023 the Company purchased approximately 24,000 shares for $1.8 million and approximately 104,000 shares for $7.8 million, respectively, leaving $73.4 million remaining on the repurchase authorization as of September 30, 2023. Authorization of future repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

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

In October 2023, the Company’s board of directors raised the quarterly cash dividend again with the declaration of five cash dividends of $0.20 per share to be paid to stockholders of record at the end of the fourth quarter in 2023 (in lieu of the $0.19 per share announced in February 2023) and at the end of each quarter in 2024.

For the three and nine months ended September 30, 2023 and 2022, cash dividends declared and paid were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Dividends declared and paid	$10,904	$10,293	$32,665	$31,229
Dividends declared per common share	$0.19	$0.18	$0.57	$0.54

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Basic earnings per share:
Net income	$19,796	$45,964	$41,464	$148,036
Weighted-average common shares	57,383	57,172	57,282	58,039
Basic earnings per share	$0.34	$0.80	$0.72	$2.55
Diluted earnings per share: (1)
Net income	$19,796	$45,964	$41,464	$148,036
Weighted-average common shares	57,383	57,172	57,282	58,039
Effect of dilutive awards:
Employee stock plans	358	431	429	596
Diluted weighted-average common shares	57,741	57,603	57,711	58,635
Diluted earnings per share	$0.34	$0.80	$0.72	$2.52

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2023 and 2022 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three and nine months ended September 30, 2023 and 2022, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rate for both the three and nine months ended September 30, 2023 was 5.1%, as compared to 6.9% and 8.5%, respectively, in the corresponding periods of 2022. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the three months ended September 30, 2023, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the nine months ended September 30, 2023, our effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits and recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of September 30, 2023, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On October 31, 2022, Waverly Licensing LLC filed a complaint against the Company in the United States District Court for the Western District of Texas. In its complaint, Waverly alleged that the Company was infringing one patent pertaining to charging a battery-operated device.  The Company believes it has strong claims and defenses, and intends to vigorously defend itself against Waverly’s claims, with appeals to follow if necessary. Because the Company believed that Waverly’s Texas complaint was improperly filed in the wrong court, the Company filed a motion to dismiss, and on November 30, 2022, the Company filed a complaint against Waverly Licensing LLC and related entities IP Edge LLC, Mavexar LLC, and Array IP LLC in the United States District Court for the District of Delaware seeking a declaration of non-infringement with respect to a patent that Waverly charged the Company with infringing. The Texas court thereafter dismissed Waverly’s Texas complaint. The Company’s Delaware lawsuit is in its earliest stages, but on April 6, 2023, the Delaware defendants filed a motion to dismiss based on a series of covenants not to sue that the Delaware defendants filed with the Court, with further proceedings on the Delaware defendants’ motion expected in the coming months.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

Recent Results

Our net revenues were $125.5 million and $160.2 million for the three months ended September 30, 2023 and 2022, respectively, and $355.0 million and $526.4 million in the nine months ended September 30, 2023 and 2022, respectively. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation and higher interest rates, softer housing markets, weaker demand for mobile phones, general economic weakness in China, the conflict in Ukraine and a shift in consumer spending toward travel and services following a period of elevated spending on goods during the COVID-19 pandemic. We believe these factors have exacerbated the effects of an ongoing cyclical downturn in the semiconductor industry; such downturns are commonly experienced in our industry following periods of strong growth during which supply-chain participants tend to accumulate excess inventories.

Our top ten customers, including distributors that resell to original equipment manufacturers (“OEMs”) and merchant power supply manufacturers, accounted for 83% and 81% of net revenues for the three and nine months ended September 30, 2023, respectively, and 72% and 75% in the corresponding periods of 2022, respectively. International sales accounted for 98% of our net revenues in both the three and nine months ended September 30, 2023, and 95% and 96% of our net revenues in the corresponding periods of 2022, respectively.

Our gross margin was 52.5% and 57.4% in the three months ended September 30, 2023 and 2022, respectively, and 51.5% and 56.9% for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to unfavorable end-market mix and lower manufacturing volume slightly offset by the favorable impact of the dollar/yen exchange rate on our wafer costs.

Total operating expenses were $48.2 million and $43.7 million in the three months ended September 30, 2023 and 2022, respectively, and $146.6 million and $140.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increases in operating expenses for the three-month and nine-month periods were primarily due to higher stock-based compensation expense related to performance-based awards, increased salary and related expenses and increased travel-related expenses partially offset by lower bad-debt expense and lower professional fees.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.5	42.6	48.5	43.1
Gross profit	52.5	57.4	51.5	56.9
Operating expenses:
Research and development	19.2	14.5	20.4	13.4
Sales and marketing	12.9	9.2	13.8	8.9
General and administrative	6.3	3.6	7.0	4.1
Other operating expenses, net	—	—	—	0.2
Total operating expenses	38.4	27.3	41.2	26.6
Income from operations	14.1	30.1	10.3	30.3
Other income	2.5	0.6	2.1	0.4
Income before income taxes	16.6	30.7	12.4	30.7
Provision for income taxes	0.8	2.1	0.6	2.6
Net income	15.8%	28.6%	11.8%	28.1%

Comparison of the three and nine months ended September 30, 2023 and 2022

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2023 were $125.5 million and $355.0 million, respectively, and $160.2 million and $526.4 million, in the corresponding periods of 2022, respectively.

The decrease in revenue for the three-month period ended September 30, 2023 was driven primarily by the industrial and consumer end-markets. Inventories of our products at distributors and end customers in these end markets remained at elevated levels, while demand for consumer appliances and a variety of industrial products decreased reflecting such factors as general macroeconomic weakness and lower home sales. Revenues from the communications end-market increased compared to the prior-year period reflecting new design wins and improved inventory levels in the smartphone supply chain. Revenues from the computer end-market category decreased due to lower sales related to tablets and notebook computers. For the nine-month period, revenues for all four end-market categories decreased compared to the corresponding prior-year period. We believe that demand for our products in recent periods has been negatively affected by an array of macroeconomic  and geopolitical factors including reduced consumer spending in response to inflation and higher interest rates, softer housing markets, weaker demand for mobile phones, general economic weakness in China, the conflict in Ukraine and a shift in consumer spending toward travel and services following a period of elevated spending on goods during the COVID-19 pandemic. We believe these factors have exacerbated the effects of an ongoing cyclical downturn in the semiconductor industry; such downturns are commonly experienced in our industry following periods of strong growth during which supply-chain participants tend to accumulate excess inventories.

Our revenue mix by end market for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2023	2022	2023	2022
Communications	32%	16%	30%	20%
Computer	10%	11%	12%	10%
Consumer	26%	32%	26%	35%
Industrial	32%	41%	32%	35%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $123.3 million and $348.1 million in the three and nine months ended September 30, 2023, respectively, and $151.8 million and $503.5 million in the corresponding periods of 2022, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 84% of our net revenues in both the three and nine months ended September 30, 2023, respectively, and 74% and 79%, in the corresponding periods of 2022, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 74% and 67% in the three and nine months ended September 30, 2023, respectively, and 65% and 71%, in the corresponding periods of 2022, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2023	2022	2023	2022
Avnet	28%	28%	26%	30%
Honestar Technologies Co., Ltd.	23%	*	17%	12%
Salcomp Group	*	12%	11%	*

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Net revenues	$125.5	$160.2	$355.0	$526.4
Gross profit	$65.9	$92.0	$182.7	$299.6
Gross margin	52.5%	57.4%	51.5%	56.9%

The decrease in our gross margin was primarily due to unfavorable end-market mix and lower manufacturing volume slightly offset by the favorable impact of the dollar/yen exchange rate on our wafer costs.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
R&D expenses	$24.1	$23.2	$72.6	$70.4
Headcount (at period end)	290	305	290	305

R&D expenses increased for the three and nine months ended September 30, 2023 as compared to the corresponding periods of 2022 primarily due to increased stock-based compensation expense related to performance-based awards and, for the nine months ended September 30, 2023, increased equipment-related expenses and increased salaries and related expenses.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Sales and marketing expenses	$16.2	$14.7	$49.1	$47.1
Headcount (at period end)	320	321	320	321

S&M expenses increased in the three and nine months ended September 30, 2023, as compared to the corresponding periods of 2022, primarily due to higher stock-based compensation expense related to performance-based awards, increased salaries and related expenses and increased travel-related expenses; for the nine-month period these increases were partially offset by lower commissions expense.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expense, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
G&A expenses	$7.9	$5.8	$25.0	$21.4
Headcount (at period end)	73	73	73	73

G&A expenses increased for the three and nine months ended September 30, 2023 as compared to the corresponding periods of 2022, primarily due to higher stock-based compensation expense related to performance-based awards partially offset by lower bad-debt expense and lower professional fees.

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

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Other income	$3.1	$1.0	$7.6	$2.2

Other income increased for the three and nine months ended September 30, 2023, as compared to the corresponding periods of 2022, primarily due to higher interest income driven by higher interest rates on investments.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Provision for income taxes	$1.1	$3.4	$2.2	$13.7
Effective tax rate	5.1%	6.9%	5.1%	8.5%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rate for both the three and nine months ended September 30, 2023 was 5.1%, as compared to 6.9% and 8.5%, respectively, for the corresponding periods of 2022. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the three months ended September 30, 2023, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the nine months ended September 30, 2023, our effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits and recognition of excess tax benefits related to share-based payments. This benefit was partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of September 30, 2023, we had $356.6 million in cash, cash equivalents and short-term marketable securities, an increase of $2.8 million from $353.8 million as of December 31, 2022. As of September 30, 2023, we had working capital, defined as current assets less current liabilities, of $502.7 million, an increase of approximately $36.0 million from $466.7 million as of December 31, 2022.

We have a credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates (“SOFR”) as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of September 30, 2023.

Cash From Operating Activities

Operating activities generated $49.5 million of cash in the nine months ended September 30, 2023. Net income for this period was $41.5 million; we also incurred depreciation, non-cash stock-based compensation expense, increase in deferred tax assets and amortization of intangibles of $26.3 million, $21.0 million, $10.0 million and $1.6 million, respectively. Sources of cash were partially offset by a $14.8 million increase in inventories reflecting a slowdown in sales driven by factors described above, a $7.2 million increase in accounts receivable, a $5.0 million decrease in taxes payable and accrued liabilities primarily due to timing of customer rebate payments, a $2.9 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $0.8 million increase in prepaid expenses and other assets primarily due to federal income tax prepayments.

Operating activities generated $191.2 million of cash in the nine months ended September 30, 2022. Net income for this period was $148.0 million; we also incurred depreciation, non-cash stock-based compensation expense, amortization premiums on marketable securities and amortization of intangibles of $26.1 million, $15.7 million, $2.6 million and $1.9 million, respectively. Sources of cash also included a $24.6 million decrease in accounts receivable due to decreased customer shipments and $8.4 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $20.8 million increase in inventories due to decreased demand during the year, a $5.9 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $3.9 million decrease in taxes payable and accrued liabilities.

Cash From Investing Activities

Our investing activities in the nine months ended September 30, 2023 resulted in a $25.9 million net use of cash, primarily consisting of $11.1 million used for purchases of marketable securities net of proceeds from sales and maturities, and $14.7 million used for purchases of property and equipment, primarily production-related machinery and equipment.

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

Cash From Financing Activities

Our financing activities in the nine months ended September 30, 2023 resulted in a $34.3 million net use of cash, consisting of $32.7 million for the payment of dividends to stockholders and $7.8 million for the repurchase of our common stock, partially offset by $6.2 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the nine months ended September 30, 2022 resulted in a $317.4 million net use of cash, consisting of $292.3 million for the repurchase of our common stock and $31.2 million for the payment of dividends to stockholders, partially offset by $6.2 million from the issuance of shares through our employee stock purchase plan.

Dividends

In January 2022, our board of directors declared dividends of $0.18 per share to be paid to stockholders of record at the end of each quarter in 2022. In February 2023, our board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023. In October 2023, our board of directors raised the quarterly cash dividend again with the declaration of five cash dividends of $0.20 per share  to be paid to stockholders of record at the end of the fourth quarter in 2023 (in lieu of the $0.19 per share announced in February 2023) and at the end of each quarter in 2024.

Dividend payouts of $10.9 million occurred on each of March 31, 2023, June 30, 2023 and September 29, 2023. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2022, we had $81.3 million remaining under our stock-repurchase program. In the nine months ended September 30, 2023, we repurchased approximately 104,000 shares of our common stock for $7.8 million, leaving $73.4 million remaining on the repurchase authorization as of September 30, 2023. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

Contractual Commitments

As of September 30, 2023 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $24.6 million and interest associated with those benefits of approximately $1.5 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of September 30, 2023, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of September 30, 2023, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first nine months of 2023. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In the three months ended September 30, 2023, we repurchased approximately 24,000 of our shares for $1.8 million, leaving $73.4 million remaining on our repurchase authorization as of September 30, 2023. The program has no expiration date.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the third quarter of fiscal 2023:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
July 1, 2023 to July 31, 2023	—	—	—	$75.3
August 1, 2023 to August 31, 2023	1,572	$79.90	1,572	$75.1
September 1, 2023 to September 30, 2023	22,138	$77.29	22,138	$73.4
Total	23,710		23,710

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On August 30, 2023, Doug Bailey, our Vice President of Marketing, adopted a Rule 10b5-1 trading plan. Mr. Bailey’s Rule 10b5-1 trading plan provides for the potential sale of up to 12,000 shares of our common stock until November 30, 2024. This trading plan was entered into during an open window pursuant to the terms of our Insider Trading Policy. Such Rule 10b5-1 trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

During the three months ended September 30, 2023, neither we nor our directors or other executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
10.1†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd, effective as of August 11, 2004					X
10.2†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003					X
10.3†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003					X
10.4†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005					X
10.5†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and X-FAB Dresden GmbH & Co. KG, dated December 23, 2009.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	November 7, 2023	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)