Form 10-K
period 2023-12-31
POWER INTEGRATIONS INC
filed 2024-02-12
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	⌧	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.1 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 5, 2024, 56,886 thousand shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2024 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

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

PART I

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and security devices. Variations of our power-supply ICs are used for high-voltage power conversion in electric vehicles (“EVs”). We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-driver ICs for brushless DC (“BLDC”) motors used in consumer appliances, HVAC systems, ceiling fans and a variety of industrial applications.

We also offer high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (“IGBTs”) and silicon-carbide (“SiC”) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from approximately 100 kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, EVs and high-voltage DC transmission systems.

Our power-conversion products are distinguished by their “system-level” nature; that is, they incorporate into a single product numerous elements of a power-conversion system including a high-voltage transistor, drivers, advanced control circuitry and, in some cases, a communication link connecting the primary (i.e., input) and secondary (i.e., output) sides of the power converter while maintaining safety isolation to protect the end user from exposure to high voltage. Alternatively, a power converter can be designed and assembled using discrete components purchased from a variety of suppliers.

Our system-level products offer a number of important benefits compared with discrete designs, including: reduced design complexity; smaller size; lower component count, which in turn results in higher reliability and easier sourcing of components; reduced time-to-market; and more efficient use of engineering resources. Our products also reduce the energy consumption of power converters during normal use and in “standby” operation, when the end product is not in use. In addition to the environmental and economic benefits of reduced energy usage, our energy-saving technologies provide a number of benefits to our customers; these include helping them meet the increasingly stringent efficiency standards now in effect for many electronic products, and enabling the elimination of bulky, costly heatsinks used to dissipate the heat produced by wasted electricity. By reducing component count, circuit-board size and the need for heatsinks, our products also contribute to a reduction in materials usage and electronic waste.

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging approximately 100 kilowatts up to gigawatts, and motor-drive applications up to approximately 400 watts. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service. In 2022 we launched PowerPros℠, a live online video support service that enables power-supply designers to talk directly with members of our applications engineering team 24 hours a day, six days a week, anywhere in the world.
●	Capitalize on efforts to reduce carbon emissions by providing products that contribute to improved energy efficiency and increased use of renewable energy. In its 2019 World Energy Outlook, the International Energy Agency estimated that more than two-thirds of the reduction in carbon-dioxide (“CO2”) emissions needed to achieve the “Sustainable Development Scenario” of the United Nations Sustainable Development Agenda is to come from improved energy efficiency and increased use of renewable energy. Energy savings enabled by our products help our customers comply with regulations that seek to curb energy consumption in support of reducing CO2 emissions. For example: our EcoSmart™ technology drastically reduces the amount of energy consumed by electronic products when they are plugged in but not in use; our PowiGaN™ gallium-nitride (“GaN”) transistors reduce energy consumption compared to silicon transistors; and our BridgeSwitch™ motor-driver ICs provide highly efficient power conversion for BLDC motors in appliances and industrial applications. Also, our gate-driver products are critical components in energy-efficient DC motor drives, solar- and wind-power systems, efficient high-voltage DC transmission systems (including transmission of energy from renewable energy installations to the power grid), and low-emissions transportation applications such as electric locomotives.
●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since then we have expanded our SAM to approximately $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of ICs, broadening the range of gate-driver applications we can address, and in 2018 we introduced our BridgeSwitch™ motor-driver ICs for BLDC motors. We have recently introduced a series of automotive-qualified versions of our products, including SCALE-iDriver, InnoSwitch™ and LinkSwitch™ ICs, targeting the EV market; we expect to introduce additional products targeting EVs in the future, and expect automotive applications to become a significant portion of our SAM over time.

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

Finally, we have expanded our SAM through the development of new technologies that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. In 2019 we began incorporating our proprietary GaN transistors in some our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology, as well as new generations of our GaN technology capable of supporting higher voltages (as high as 1250 volts). We are currently developing new products incorporating these technologies, which we believe will enable us to address higher-power applications than we address with our current range of products and therefore further expand our SAM.

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

Our Highly Integrated Approach

In 1994 we introduced TOPSwitch, the industry’s first cost-effective high-voltage IC for switched-mode AC-DC power supplies. We have since introduced a range of other product families, expanding the range of power-supply applications we can serve and enhancing our competitiveness in applications we already addressed. In 2012 we expanded our addressable market to include high-voltage gate drivers, and in 2018 we introduced our BridgeSwitch motor-driver ICs for BLDC motors.

Our products drastically reduce the complexity and component count of power converters compared to typical discrete designs by integrating many of the functions otherwise performed by numerous discrete electronic components, and by eliminating (or reducing the size and cost of) additional components through innovative system design. As a result, our products enable power converters to have superior features and functionality at a total cost equal to or lower than that of many competing alternatives. Our products offer the following key benefits:

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

Our EcoSmart technology improves the energy efficiency of electronic devices during normal operation as well as standby and “no-load” conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements. Our proprietary GaN transistor technology, introduced in 2019, offers substantially higher levels of active-mode efficiency compared to traditional silicon switches, while our BridgeSwitch motor-driver ICs enable efficiency of up to 98.5%, not only minimizing waste but also eliminating the need for heatsinks in many applications, which in turn reduces cost and weight.

●	Wide Power Range and Scalability

Products in our current IC families can address AC-DC power supplies with output power up to approximately 500 watts as well as some high-voltage DC-DC applications; our high-voltage gate drivers are used in applications with power levels ranging from approximately 100 kilowatts to gigawatts, while our motor-driver ICs address BLDC applications up to about 400 watts. Within each of our product families, designers can scale up or down in power to address a wide range of designs with minimal design effort.

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

In response to concerns about the environmental impact of carbon emissions, policymakers have taken action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices to comply with voluntary energy-efficiency specifications. In 2007 the California Energy Commission (“CEC”) implemented mandatory efficiency standards for external power supplies. The CEC standards were implemented nationwide in the United States in July 2008 as a result of the Energy Independence and Security Act of 2007 (“EISA”); these federal standards were tightened in 2016. Similar standards for external power supplies took effect in the European Union in 2010 as part of the EU’s EcoDesign Directive for Energy-Related Products.

In 2010, the EU EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products. The limit was reduced by 50 percent beginning in 2013, with many products now limited to 500 milliwatts of standby usage; the EU standards are scheduled to tighten further beginning in 2025. The EISA legislation also required substantial improvements in the efficiency of lighting technologies, effectively resulting in the phase-out of most incandescent light sources and increased adoption of LED-lighting technology. In December 2019 the government of China published new efficiency standards for room air conditioners, which took effect in July 2020. In 2022 India’s Bureau of Energy Efficiency implemented new labeling standards for ceiling fans in an effort to drive adoption of BLDC motors in place of less efficient induction motors.

We believe we offer products that enable manufacturers to meet or exceed these regulations, and all other such regulations of which we are aware. Since 1998, our AC-DC power-conversion ICs have featured our EcoSmart technology which drastically reduces standby power waste. We have sold more than 20 billion ICs featuring EcoSmart technology, resulting in estimated savings of more than 175 terawatt-hours of standby power worldwide. In 2010 we expanded our portfolio of energy-saving products with the introduction of our CapZero and SenZero IC families, which eliminate additional sources of standby waste in some power supplies. We also offer a range of products designed specifically for LED-lighting applications. Our GaN technology, introduced in 2019, also dramatically improves the active-mode efficiency of power-supplies.

Products

Below is a brief description of our products:

●	AC-DC power conversion products

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since then we have introduced a wide range of products (such as our TinySwitch, LinkSwitch and Hiper families) to increase the level of integration and improve upon the functionality of the original TOPSwitch, and to broaden the range of power levels we can address. In 2010 we introduced our CapZero and SenZero families, which reduce standby power consumption in certain applications by eliminating waste caused by so-called bleed resistors and sense resistors. We have also introduced products designed specifically for LED-lighting applications, known as LYTSwitch ICs, as well as a range of high-performance, high-voltage diodes known as Qspeed diodes.

In 2014 we introduced our InnoSwitch product family, the first power-supply ICs to combine primary, secondary and feedback circuits into a single package. These ICs employ a proprietary technology known as FluxLink to enable precise control without the need for optical components, which tend to add cost and diminish the reliability of power supplies. In 2019 we began offering InnoSwitch ICs with more-efficient GaN transistors rather than silicon transistors. In 2020 we introduced GaN-based MinE-CAP ICs, which enable the use of smaller input capacitors as a way to further reduce the size of a power supply. Our ClampZero ICs, introduced in 2021 alongside the GaN-based InnoSwitch4-CZ family of

ICs, further enhance efficiency by recovering power losses associated with the high switching frequency of GaN transistors. In 2023 we announced new versions of our InnoSwitch products incorporating GaN transistors with higher voltage ratings of 900 volts and 1250 volts; earlier GaN products feature transistors rated at 750 volts.

This portfolio of power-conversion products generally addresses power supplies ranging from less than one watt of output up to approximately 500 watts of output, a market we refer to as the “low-power” market. This market consists of an extremely broad range of applications including mobile-device chargers, consumer appliances, utility meters, LCD monitors, main and standby power supplies for desktop computers, servers and TVs, and numerous other consumer and industrial applications, as well as LED lighting. We also now offer automotive-qualified versions of certain products, such as InnoSwitch ICs, for use in electric vehicles.

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

The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2023	2022	2021
Communications	29%	21%	30%
Computer	12%	10%	10%
Consumer	27%	33%	32%
Industrial	32%	36%	28%

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

We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Canada, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 31%, 30% and 25% of our net product revenues in 2023, 2022 and 2021, respectively, while sales to distributors accounted for the remainder in each of the corresponding years. Most of our distributors are entitled to return privileges based on revenues and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Historically, our business has been characterized by short-lead-time orders and quick delivery schedules.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 80%, 76% and 78% of net revenues in 2023, 2022 and 2021, respectively. In 2023, three customers each accounted for more than 10% of revenues, in 2022 and 2021, two customers, both distributors, each accounted for more than 10% of revenues.

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

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. In 2023, we received 17 U.S. and 48 foreign patents. As of December 31, 2023, we held 300 U.S. and 349 foreign patents. Both U.S. and foreign patents have expiration dates ranging from 2024 to 2044. While our patent portfolio as a whole is important to the success of our business, we are not materially dependent upon any single patent. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, United Kingdom, Europe, Japan, India, Brazil, Russia and Switzerland.

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

Competition

Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as STMicroelectronics, Infineon Technologies and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage silicon or GaN transistors. Such controller chips are produced by a large number of vendors, including those listed above as well as others including NXP Semiconductors, Diodes Inc., On-Bright Electronics, MediaTek Inc., Renesas Electronics and, in recent years, an increasing number of Chinese suppliers such as Southchip Semiconductor, Chipown Microelectronics and Hangzhou Silan Microelectronics Co. Our gate-driver products compete with alternatives from such companies as Broadcom, Infineon, Mitsubishi Electric, Fuji Electric, Semikron and Hangzhou Firstack Technology Co., as well as driver circuits made up of discrete devices. Our motor-driver ICs compete with power modules from such companies as ON Semiconductor, Infineon, STMicroelectronics, Mitsubishi and Sanken as well as discrete designs from a wide range of other suppliers. In general, we expect competition from Chinese semiconductor vendors to intensify over time reflecting China’s stated aim to develop its domestic semiconductor industry.

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

Government Regulation

We are subject to a variety of federal, state and local governmental laws and regulations worldwide, including, but not limited to, laws, rules and regulations related to anti-corruption, antitrust, data privacy requirements, employment, environmental, foreign exchange controls, health and safety requirements, immigration, import/export requirements, IP and tax. Any failure to comply with laws and regulations may subject us to a range of consequences including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate in the case of environmental contamination, and criminal and civil liabilities or other sanctions. Changes in environmental laws and regulations could require us to alter our manufacturing processes or use substitute materials. Our failure to comply with laws, rules and regulations could subject us to future liabilities.

See also our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K under “Risks Related to Laws and Regulations.”

Human Capital

As of December 31, 2023, we employed 819 full-time personnel across 14 countries with 361, or 44% of the total, residing in North America, while 56% resided offshore comprising 334 in the Asia-Pacific region and 124 across Europe. As of December 31, 2023, 6% of our worldwide employees were foreign nationals, defined as individuals requiring employment visas in the countries where they are employed. Women comprise approximately 24% of our total U.S. workforce and 34% of our non-technical U.S. workforce. The ethnic makeup of our U.S. workforce is approximately as follows: 62% Asian; 27% white; 6% Hispanic or Latino; 4% other.

Innovation is the lifeblood of our company, and we depend on our people to sustain our competitive advantage. To attract and retain talented employees, we offer competitive compensation with generous comprehensive benefits for employees and dependents (including domestic partners). We offer health, dental and vision insurance, covering 85% of the cost of employee health insurance in 2023, flexible spending accounts for healthcare and child-care expenses, matching 401(k) contributions (at a rate of 50% of the employee contribution, up to a maximum of 4% of the employee’s eligible compensation), employee stock plans, paid vacation and family leave, life and disability insurance, flu vaccinations, tuition reimbursement, charitable gift matching, health-and-wellness programs designed to promote physical well-being and other mental health services. Approximately 97% of eligible U.S. employees participate in our 401(k) plan and 70% of eligible employees participated in the most recent offering period of our employee stock purchase plan. These benefits, combined with our culture of innovation and sustainable growth, contribute to below-average employee turnover relative to our industry and an average tenure of nearly 7 years. In 2022 and 2023 we were certified by Great Place to Work® based on the results of an anonymous survey of employees; in the 2023 survey, 85% of employees stated that Power Integrations is a great place to work, compared to an average of 57% for U.S. companies according to Great Place to Work.

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

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Information About Our Executive Officers

As of January 31, 2024, our executive officers, who were appointed by and serve at the discretion of our board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	69
Douglas Bailey	Vice President, Marketing	57
Radu Barsan	Vice President, Technology	71
Sunil Gupta	Vice President, Operations	51
David “Mike” Matthews	Chief Technical Officer	59
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	64
Clifford Walker	Vice President, Corporate Development	72
Yang Chiah Yee	Vice President, Worldwide Sales	57

Balu Balakrishnan has served as president, chief executive officer and as a director of Power Integrations since January 2002; he has also served as chairman of the board since May 2023. He served as president and chief operating officer from April 2001 to January 2002. From January 2000 to April 2001, he was vice president of engineering and strategic marketing. From September 1997 to January 2000, he was vice president of engineering and new business development. From September 1994 to September 1997, Mr. Balakrishnan served as vice president of engineering and marketing. Prior to joining Power Integrations in 1989, Mr. Balakrishnan was employed by National Semiconductor Corporation.

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

Mike Matthews has served as our chief technical officer since February 2023. Mr. Matthews joined Power Integrations in 1992, managing our European application engineering group and then our European sales organization as managing director of Power Integrations (Europe). He led our product-definition team from 2000 through 2023, serving as director of strategic marketing until 2012 and then as vice president of product of development prior to assuming his current role. Prior to joining Power Integrations, Mr. Matthews worked at several electric motor-drive companies and then at Siliconix, a semiconductor company, as a motor-control applications specialist.

Sandeep Nayyar has served as our vice president and chief financial officer since June 2010. Previously Mr. Nayyar served as vice president of finance at Applied Biosystems, Inc., a developer and manufacturer of life-sciences products, from 2002 to 2009. Mr. Nayyar was a member of the executive team with world-wide responsibilities for finance. From 1990 to 2001, Mr. Nayyar served in a succession of financial roles including vice president of finance at Quantum Corporation, a computer storage company. Mr. Nayyar also worked for five years in the public-accounting field at Ernst & Young LLP. Mr. Nayyar is a Certified Public Accountant, Chartered Accountant and has a Bachelor of Commerce from the University of Delhi, India. Mr. Nayyar serves as a director and audit-committee chairman of Smart Global Holdings, Inc., a manufacturer of specialty memory solutions since his appointment in 2014. He was the lead independent director from 2021 to 2022.

Clifford Walker has served as our vice president, corporate development since June 1995. From September 1994 to June 1995, Mr. Walker served as vice president of Reach Software Corporation, a software company. From December 1993 to September 1994, Mr. Walker served as president of Morgan Walker International, a consulting company.

Yang Chiah Yee has served as our vice president, worldwide sales since June 2021. From March 2018 to June 2021, Mr. Yee served as senior vice president of worldwide sales at NeoPhotonics Corporation, a supplier of optoelectronic modules and subsystems for high-speed communication networks, where he was responsible for managing the worldwide sales and customer service organization, meeting with major clients, designing effective sales strategies and negotiating major contracts. From August 2016 to February 2017, Mr. Yee served as senior vice president of worldwide sales at IDEX Biometrics ASA, a supplier of fingerprint sensor solutions for payment cards, digital wallets and cyber authentication. From March 2008 to March 2016, Mr. Yee served in various senior sales roles at Atmel Corporation, a semiconductor designer and manufacturer of microcontroller and memory chips before its acquisition by Microchip Technology, Inc. Mr. Yee’s earlier experience includes senior sales roles at Xilinx Inc. and Memec LLC focusing on the Asia-Pacific region. Mr. Yee received a bachelor of engineering degree from Nanyang Technological Institute at the National University of Singapore, and holds a graduate diploma in marketing management from the Singapore Institute of Management.

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

Some of the factors that could affect our operating results include the following:

●	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations, rising inflation or other changes in macroeconomic conditions;
●	reliance on international sales activities for a substantial portion of our net revenues;
●	the volume and timing of orders received from customers;
●	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;
●	the ability of our products to penetrate additional markets;
●	our ability to develop and bring to market new products and technologies on a timely basis;
●	failure, disruption, security breaches, or other incidents impacting our information technology infrastructure or information management systems;
●	interruptions in our information technology systems;
●	competitive pressures on selling prices;
●	we face risks related to the Novel Coronavirus pandemic (“COVID-19”), which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows;
●	risks associated with our supply chain including, the volume, cost and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
●	our ability to attract and retain qualified personnel;
●	the lengthy timing of our sales cycle;
●	earthquakes, fire, pandemics or other disasters;
●	undetected defects and failures in meeting the exact specifications required by our products;
●	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
●	the inability to adequately protect or enforce our intellectual property rights;
●	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;
●	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay;

●	changes in environmental laws and regulations, including with respect to energy consumption and climate change;
●	uncertainties arising out of economic consequences of current and potential military actions, including current on-going conflicts in Ukraine and the Middle East, or terrorist activities and associated political instability;
●	risks associated with acquisitions and strategic investments;
●	our ability to successfully integrate, or realize the expected benefits from, our acquisitions; and
●	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 98%, 96% and 98% of our net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

●	tariffs, protectionist measures and other trade barriers and restrictions;
●	potential insolvency of international distributors and representatives;
●	reduced protection for intellectual property rights in some countries;
●	the impact of recessionary environments and inflation in the United States and other economies where we do business;
●	global, regional, and local economic and political conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding relationships among the international community as a whole including potential risks stemming from tensions between China and Taiwan and between China and Western countries, as well as related to armed conflicts that exist, or in the future could exist, in various parts of the world;
●	the burdens of complying with a variety of foreign and applicable U.S. Federal and state laws; and
●	foreign-currency exchange risk.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 80%, 76% and 78% of our net revenues in each of the years ended December 31, 2023, 2022 and 2021, respectively. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 69%, 70% and 75% of net revenues in the years ended December 31, 2023, 2022 and 2021, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Any failure, disruption or security breach or incident otherwise impacting our information technology infrastructure or information management systems could have an adverse impact on our business and operations. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. As the frequency of cyber-attacks and resulting breaches reported by other businesses and governments increases, we expect to continue to devote significant resources to improve and maintain our IT infrastructure. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our IT infrastructure. As the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. A breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock. We cannot guarantee that our implemented processes for IT and risk mitigation measures will be effective for IT systems under our control.

Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been or will not be compromised or that they do not or will not in the future contain exploitable defects or bugs that could result in a breach of or disruption to our IT infrastructure, including our products and services, or the third-party information technology systems that support our services.

We have limited insight into the data privacy or security practices of third-party service providers. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. If one of our third-party suppliers suffers a security breach, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach.

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

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2024 to 2044. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

We face risks related to global health crises, such as the COVID-19 pandemic, which have disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows. Our business as well as the business of our suppliers, customers and distributors was impacted by the COVID-19 pandemic and may in the future be adversely impacted by the world-wide response to any further global health crises. Such impacts include public health measures, travel restrictions, business shutdowns, border closures, delivery and freight delays and other disruptions. These disruptions may adversely affect not only our sales and marketing activities, product development, manufacturing and product shipments which could negatively impact our ability to meet customer commitments but also our customers’ ability to manufacture their products, which could reduce their demand for our products. The COVID-19 pandemic caused a significant economic downturn in local and global economies and in financial markets. Any future global health crisis could have similar economic consequences which may result in reduced demand for our products and have a material adverse effect on our revenues, customer relationships, operating results, cash flows, financial condition and stock price.

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

Risks Related to Laws and Regulations

Changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the U.S. Internal Revenue Service (“IRS”) and state, local and foreign tax authorities. In addition, the United States, countries in Asia and other countries where we do business have recently enacted or are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational companies. These potential changes could adversely affect our effective tax rates or result in other costs to us.

The European Union (“EU”) member states formally adopted the EU’s Pillar Two Directive, which was established by the Organization for Economic Cooperation and Development, and which generally provides for a 15 per cent minimum effective tax rate for multinational corporations, in all jurisdictions in which they operate. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate, we will continue to monitor the evolving tax legislation in the jurisdictions in which we operate.

As of December 31, 2023, we are currently subject to an ongoing audit with the California Franchise Tax Board for the tax years 2018 and 2019. The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Assessment, Identification and Management

We are committed to protecting our information technology (“IT”) infrastructure, including computers, systems, corporate networks and sensitive data, from unauthorized access or attack. We have established global IT policies as well as IT security management control procedures designed to assess, identify, and manage material risks from cybersecurity threats by:

●	Creating information security awareness among our employees and business partners and defining responsibilities among them;
●	Implementing controls to identify IT risks and monitor the use of our systems and information resources;
●	Establishing key policies and processes to adequately and timely respond to security threats;
●	Maintaining disaster recovery and business continuity plans; and
●	Emphasizing compliance with applicable laws, regulations and contractual obligations regarding the management of information security.

These policies and controls procedures discussed in more detail below, are an integrated component of our enterprise risk management assessment processes. We routinely review and assess our business groups and systems to identify and prioritize areas of risk, including cybersecurity risk. The results of these assessments and progress against prioritized goals are presented to the board of directors each quarter.

We have incurred and may in the future incur significant costs in order to implement, maintain, and/or update security systems we believe are necessary to protect our IT infrastructure. We deploy technical safeguards that are designed to protect our systems from cybersecurity threats, including firewalls, intrusion prevention, and intrusion detection systems. We have established disclosure controls and procedures to address cybersecurity events, which include elements relating to comprehensive analysis of events and communication within the company, as well as addressing potential disclosure obligations arising from security breaches.

We have partnered with third parties to support our information security systems and processes, and to help design, build, test, implement and maintain them. Annual risk assessments are conducted by third party consultants to help ensure that risks to our IT infrastructure are minimized or eliminated.

We rely on products and services provided by third parties for portions of our IT infrastructure, including business management, operations and finance systems. These providers may also experience breaches and attacks on their products which may impact our systems. Further we may also face additional cybersecurity risk due to error or intentional misconduct by contractors and other third-party service providers related to the use of these systems as part of our IT infrastructure.

We have a third-party security policy in place to identify, manage and oversee the potential material risks from threats associated with the use of third-party service providers. We evaluate vendors and consider amongst other factors the criticality of services and sensitivity of information that is within the scope of the services to be provided and manage risk accordingly. Our internal legal department reviews all IT Service Agreements with input from the IT department to ensure that services, terms and conditions in the agreement are suitable. Our IT department performs regular monitoring of vendor services as part of its’ on-going review and monitoring of vendors. As part of our policy, we monitor termination of agreements with vendors designed to ensure that access to Company information is appropriately terminated in a timely manner. Unauthorized network intrusions or other significant information security incidents against third-party systems used by the Company internally are handled in the same manner as internal systems. However as described in Part 1. Item 1A. Risk Factors of this Annual Report on Form 10-K under “Risks Related to the Operation and Growth of Our Business”, we have limited insight into the data privacy or security of third-party service providers and our response may be limited or more difficult because we may not have direct access to their systems.

Although we believe we have adequate resources and sufficient policies, procedures, and oversight in place to identify and manage IT security risks related to our business operations, there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K under “Risks Related to the Operation and Growth of Our Business.”

Management Oversight

Our IT infrastructure and the assessment and management of associated risks are primarily the responsibility of our Chief Information Security Officer (“CISO”). Our CISO’s additional responsibilities include hiring appropriate personnel, helping to integrate cybersecurity risks into the Company’s overall risk management strategy, and communicating updates regarding IT/Information security key priorities to relevant personnel including management and the board.

Our CISO has served in that position since 2018. Our CISO has extensive experience serving in executive and senior IT leadership positions over the past 25 years including serving at Cavium in a succession of information security roles, including Vice President of Business Systems, for eleven years, Vice President of IT Applications at ServiceNow for two years, and overseeing worldwide IT Infrastructure, IT Operations and Information Security at Pinnacle Systems for eight years.

We have in place an Incident Response Procedure policy to define our response to unauthorized network intrusions or other significant information security incidents, collectively cybersecurity incidents. The policy defines the standard operational process to determine if an event observed on a system could have caused a breach of the system or a compromise of sensitive data. This policy serves to establish a formal process to report incidents and track response activities. It also defines escalation processes within the Information Security team and to our Cybersecurity Incident Response Team. It is the responsibility of the Cybersecurity Incident Response team to determine if an incident is material. The Cybersecurity Incident Response Team consists of members from functional groups across our organization including executive management, IT, Information Security, legal, finance and operations. We may include other individuals, including third parties, as appropriate depending on the nature of the incident and system(s) involved. This cross-functional group allows us to address the operational impacts of cybersecurity incidents as and when they occur and to guide decisions related to materiality and, if applicable, disclosure. The Cybersecurity Incident Response Team is responsible for extrapolating cybersecurity incident event information into quantitative and qualitative impacts as they relate to our financial condition and operations. In addition, the Company’s Incident Response Procedure policy includes reporting to the board of directors for certain cybersecurity incidents.

Board Governance

Our full board of directors oversees our risk management including but not limited to IT and cybersecurity policies, procedures, and risk assessments. Our management reports to our board of directors on information security matters on a quarterly basis, or more frequently as needed.

One of the key functions of our board of directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our board of directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the board of directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks.

At each quarterly board meeting, the full board receives the quarterly cybersecurity board update that is prepared by our CISO. The report provides a comprehensive cybersecurity update for the past quarter, including topics such as details on threat landscape, incident response, security metrics and performance, compliance and regulatory updates, cybersecurity investments and budget, employee security awareness and trainings, vendor risk management updates, business continuity and disaster recovery updates, and an update on cybersecurity strategy, projects and roadmap.

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

As of January 31, 2024, there were approximately 60 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

From time to time our board of directors has authorized the use of funds to repurchase shares of our common stock. In October 2022, our board of directors authorized the use of an additional $100.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines.

As of December 31, 2023, we had approximately $26.0 million available for future stock repurchases. Authorization of future stock-repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors. There is no expiration date on the plan or the amount currently authorized.

The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2023:

			Total Number of	Approximate Dollar Value
			Shares Purchased	that May Yet be
	Total	Average	as Part of	Repurchased Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
October 1, 2023 to October 31, 2023	464,903	$69.83	464,903	$41.0
November 1, 2023 to November 30, 2023	215,080	$69.63	215,080	$26.0
December 1, 2023 to December 31, 2023	—	—	—	$26.0
Total	679,983		679,983

Performance Graph (1)

The following graph shows the cumulative total return on an investment of $100 in cash on December 31, 2018, through December 31, 2023, in our common stock, the Nasdaq Composite Index and the PHLX Semiconductor Sector Index (SOX) and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Power Integrations, Inc.	100.00	163.64	272.93	311.49	242.66	280.41
Nasdaq Composite	100.00	136.69	198.10	242.03	163.28	236.17
PHLX Semiconductor (SOX)	100.00	163.26	250.87	358.37	233.37	389.74
(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of our operations. It should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and security devices. Variations of our power-supply ICs are used for high-voltage power conversion in electric vehicles (“EVs”). We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-driver ICs for brushless DC (“BLDC”) motors used in consumer appliances, HVAC systems, ceiling fans and a variety of industrial applications.

We also offer high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (“IGBTs”) and silicon-carbide (“SiC”) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from approximately 100 kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, EVs and high-voltage DC transmission systems.

Our net revenues were $444.5 million and $651.1 million in 2023 and 2022, respectively. Revenues from all four end-market categories decreased in 2023 compared to the prior year. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation and higher interest rates, softer housing markets, weaker demand for mobile phones, general economic weakness in China, the conflicts in Ukraine and the Middle East, and a shift in consumer spending toward travel and services following a period of elevated spending on goods during the COVID-19 pandemic. We believe these factors have exacerbated the effects of a cyclical downturn in the semiconductor industry; such downturns are commonly experienced in our industry following periods of strong growth during which supply chain participants tend to accumulate excess inventories.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 80% and 76% of net revenues in 2023 and 2022, respectively. International sales represented approximately 98% and 96% of net revenues in 2023 and 2022, respectively.

Our business and financial performance depends significantly on worldwide economic conditions. We face global macroeconomic challenges and risks including the effects of the conflicts in Ukraine and the Middle East, potential risks stemming from tensions between China and Taiwan and between China and Western countries, health crises such as the COVID-19 pandemic, volatility in exchange rates, cyclical demand patterns common for our industry, inflation, tariffs and other risks associated with the global trade environment.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.5%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $229.0 million or 52% of net revenues in 2023, compared to $366.9 million or 56% of net revenues in 2022. Our gross margin decreased in 2023 due to a combination of factors, including reduced production volumes, which impacted our manufacturing costs per unit, as well as a less favorable end-market mix, with a greater percentage of revenues coming from lower-margin end markets and applications.

Total operating expenses in 2023 were $193.9 million, an increase of $7.4 million as compared to 2022 due to: higher stock-based compensation expenses reflecting a lower-than-usual level of such expenses in the prior year; higher salary- and benefit-related expenses reflecting annual salary increases and higher costs associated with employee health insurance and other benefits.

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

Our critical accounting policies are as follows:

●	revenue recognition;
●	estimating write-downs for excess and obsolete inventory.

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

Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of our products held in their inventory or upon sale to their end customers. We recognize revenue from sales to distributors upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship-and-debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, we issue a credit memo to the distributor for the ship-and-debit claim. In determining the transaction price, we consider ship-and-debit price adjustments to be variable consideration. At the time revenue is recognized on sales to distributors, future ship-and-debit price adjustments are unknown and therefore subject to uncertainty. Such price adjustments are estimated using the expected-value method based on an analysis of actual ship-and-debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. The reserve for ship-and-debit claims decreased by $17.2 million between December 31, 2023 and December 31, 2022, primarily due to lower inventory levels held by distributors. Historically, actual price adjustments for ship-and-debit claims have not materially differed from those estimated when determining the transaction price. To the extent future ship-and-debit claims significantly exceed amounts estimated, there could be a material impact on our revenues and results of operations.

Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation returns are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. Historically, these distributor stock rotation returns have not been material.

Estimating write-downs for excess and obsolete inventory

The bulk of our inventory is held in wafers, which combined with the fungibility of our products across customers and applications results in a lower risk of obsolescence. We routinely monitor the quality of our on-hand wafers to ensure that performance remains unchanged over time. When evaluating the adequacy of our provision for excess and obsolete inventory, we identify excess and obsolete products and also analyze historical usage, forecasted demand, current economic trends and historical write-offs. This write-down is reflected as a reduction to inventory in the consolidated balance sheets and an increase in cost of revenues in our consolidated statements of income. If actual market conditions are less favorable than our assumptions, we may be required to take additional write-downs, which could adversely impact our cost of revenues and operating results. Historically, these write-downs have not been material.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	48.5	43.7	48.7
Gross profit	51.5	56.3	51.3
Operating expenses:
Research and development	21.6	14.4	12.1
Sales and marketing	14.5	9.6	8.6
General and administrative	7.5	4.4	5.7
Other operating expenses, net	—	0.2	—
Total operating expenses	43.6	28.6	26.4
Income from operations	7.9	27.7	24.9
Other income	2.4	0.5	0.2
Income before income taxes	10.3	28.2	25.1
Provision (benefit) for income taxes	(2.2)	2.0	1.7
Net income	12.5%	26.2%	23.4%

Comparison of Years Ended December 31, 2023 and 2022

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Revenues from all four end-market categories decreased in 2023 compared to the prior year. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending in response to inflation and higher interest rates, softer housing markets, weaker demand for mobile phones, general economic weakness in China, the conflicts in Ukraine and the Middle East, and a shift in consumer spending toward travel and services following a period of elevated spending on goods during the COVID-19 pandemic. We believe these factors have exacerbated the effects of a cyclical downturn in the semiconductor industry; such downturns are commonly experienced in our industry following periods of strong growth during which supply chain participants tend to accumulate excess inventories.

Our approximate net revenue mix by end-markets served in 2023, 2022 and 2021 is as follows:

End Market	2023	2022	2021
Communications	29%	21%	30%
Computer	12%	10%	10%
Consumer	27%	33%	32%
Industrial	32%	36%	28%

Sales to customers outside of the United States were $435.9 million and $625.6 million in 2023 and 2022, respectively, representing 98% and 96% of net revenues in 2023 and 2022, respectively. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 84% and 75% of our net revenues in 2023 and 2022, respectively. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.

Sales to distributors accounted for 69% and 70% of our net revenues in 2023 and 2022, respectively, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder in each of the corresponding years.

The following customers represented 10% or more of our net revenues for the respective years:

Customer	2023	2022	2021
Avnet	27%	31%	30%
Honestar Technologies Co., Ltd.	18%	11%	16%
Salcomp Group	10%	*	*

* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the years ended December 31, 2023, 2022 and 2021:

(dollars in millions)	2023	Change	2022	Change	2021
Gross profit	$229.0	(37.6)%	$366.9	1.7%	$360.6
Gross margin	51.5%		56.3%		51.3%

Our gross margin decreased in 2023 as compared to 2022 due to a combination of factors, including a less favorable end-market mix, with a greater percentage of revenues coming from lower-margin end markets and applications and reduced production volumes, which impacted our manufacturing costs per unit.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the years ended years ended December 31, 2023, 2022 and 2021:

(dollars in millions)	2023	Change	2022	Change	2021
R&D expenses	$96.1	2.3%	$93.9	10.6%	$84.9
Headcount (at period end)	282		310		304

R&D expenses increased in 2023 compared to 2022 primarily due to increased stock-based compensation expense, higher salaries and related expenses due to annual salary increases and increased equipment-related expenses, partially offset by lower product development costs.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The following table compares sales and marketing expenses for the years ended December 31, 2023, 2022 and 2021:

(dollars in millions)	2023	Change	2022	Change	2021
Sales and marketing expenses	$64.6	3.2%	$62.6	2.9%	$60.8
Headcount (at period end)	317		320		280

S&M expenses increased in 2023 compared to 2022 primarily due to higher salaries and related expenses, increased travel and trade show expenses, and increased stock-based compensation expense. These increases were partially offset by decreased commissions expense.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2023, 2022 and 2021:

(dollars in millions)	2023	Change	2022	Change	2021
G&A expenses	$33.2	15.0%	$28.9	(27.5)%	$39.8
Headcount (at period end)	79		72		70

G&A expenses increased in 2023 primarily due to higher salaries and related expenses driven by increased headcount and increased stock-based compensation expense related to performance-based awards. These increases were partially offset by recovery of bad debt  and lower professional services expenses.

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

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The following table compares other income for the  years ended December 31, 2023, 2022 and 2021:

(dollars in millions)	2023	Change	2022	Change	2021
Other income	$10.8	259.9%	$3.0	179.9%	$1.1

Other income increased in 2023 due primarily to an increase in interest income resulting from higher yields earned on our investments.

Provision (benefit) for income taxes. Provision for income taxes represents federal, state and foreign taxes. The following table compares the provision for income taxes for the years ended December 31, 2023, 2022 and 2021:

(dollars in millions)	2023	Change	2022	Change	2021
Provision (benefit) for income taxes	$(9.8)	(178.2)%	$12.6	7.3%	$11.7
Effective tax rate	(21.4)%		6.9%		6.7%

In 2023 and 2022, the effective tax rate was lower than the statutory U.S. federal income-tax rates of 21% due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based compensation. Additionally, in 2023 and 2022, our effective tax rate was favorably impacted by the geographic distribution of our world-wide earnings in lower-tax jurisdictions and federal research tax credits. In 2023, the rate was further favorably impacted by the release of $7.6 million of reserves related to federal uncertain tax positions as the statute of limitations for review of these positions expired. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under tax holidays in any jurisdiction. For additional details, refer to Note 11, Provision for Income Taxes, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We had $311.6 million in cash, cash equivalents and short-term marketable securities at December 31, 2023 compared to $353.8 million at December 31, 2022. As of December 31, 2023 and 2022, we had working capital, defined as current assets less current liabilities, of approximately $462.7 million and $466.7 million, respectively.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022 to

June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates (“SOFR”) as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2023 and 2022, we had no advances outstanding under the Credit Agreement.

Cash from Operating Activities

Our operating activities generated cash of $65.8 million and $215.3 million in the years ended December 31, 2023 and 2022, respectively. We generate cash primarily from operating activities in the ordinary course of business.

In 2023, our net income was $55.7 million, we also incurred $35.2 million of depreciation, $28.5 million of stock-based compensation and $2.2 million of intangibles amortization partially offset by a $9.2 million increase in deferred income taxes. Sources of cash also included a $6.6 million decrease in accounts receivable. These sources of cash were partially offset by a $27.7 million increase in inventories due to softening demand during the year, a $18.2 million decrease in taxes payable and accrued liabilities, a $5.4 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $1.2 million increase in prepaid expenses and other assets.

In 2022, our net income was $170.9 million, which included non-cash expenses of $34.9 million of depreciation, $22.4 million of stock-based compensation, $3.3 million for amortization of premium on marketable securities, $2.4 million of intangibles amortization and a $2.6 million decrease in deferred income taxes. Sources of cash also included a $19.9 million decrease in accounts receivable and a $7.3 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $36.2 million increase in inventories due to softening demand during the year and a $3.8 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $5.2 million decrease in taxes payable and accrued liabilities.

Cash from Investing Activities

Our investing activities in the year ended December 31, 2023 resulted in a $14.2 million net use of cash, consisting primarily of $20.9 million for purchases of property and equipment, primarily production-related machinery and equipment, partially offset by $6.7 million from sales and maturities of marketable securities, net of purchases.

Our investing activities in the year ended December 31, 2022 generated $78.3 million of cash, consisting primarily of $116.3 million from sales and maturities of marketable securities, net of purchases, and proceeds of $1.2 million from the sale of an office building, partially offset by $39.2 million for purchases of property and equipment, primarily production-related machinery and equipment.

Cash from Financing Activities

Our financing activities in the year ended December 31, 2023, resulted in a $93.0 million net use of cash. Financing activities consisted primarily of $55.3 million for the repurchase of our common stock and $44.0 million for the payment of dividends to stockholders, partially offset by proceeds of $6.2 million from the issuance of common stock through our employee stock purchase plan.

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

In February 2023, our board of directors raised the cash dividend with the declaration of four cash dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023. In October 2023, our board of directors raised the cash dividend with the declaration of five cash dividends of $0.20 per share to be paid to stockholders of record at the end of the fourth quarter in 2023 (in lieu of the $0.19 per share announced in February 2023) and at the end of each quarter in 2024.

The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Stock Repurchases

Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $100.0 million in January 2022, $50.0 million in February 2022, $75.0 million in April 2022 and $100.0 million in October 2022 with repurchases to be executed according to pre-defined price/volume guidelines. In 2022, we repurchased 3.8 million shares for $311.1 million, leaving $81.3 million in funds authorized as of December 31, 2022. In 2023, we repurchased 0.8 million shares for $55.3 million, leaving $26.0 million in funds authorized as of December 31, 2023.

Authorization of future stock repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

Capital Expenditures

Cash paid for property and equipment in the year ended December 31, 2023 was $20.9 million. We expect capital expenditures in fiscal 2024 to be primarily for machinery and equipment for use in the manufacture of our products to support future growth. We expect to fund these capital expenditures with cash on hand as well as cash provided by future operations.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The Tax Act signed into law on December 22, 2017 generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of December 31, 2023, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

Off-Balance-Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2023, we had the following non-cancelable contractual obligations:

	Payments Due by Period
		Less than 1
(In thousands)	Total	Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations(1)	$11,239	$3,168	$5,617	$2,211	$243
Purchase obligations(2)	$41,585	$41,585	$—	$—	$—
(1)	Operating lease obligations represent undiscounted non-cancelable remaining lease payments.
(2)	Purchase obligations represent commitments to our suppliers and other parties for the purchases of goods and services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, and purchases of property and equipment.

In addition to operating lease and purchase obligations, we have a contractual obligation related to income tax as of December 31, 2023, which primarily comprises unrecognized tax benefits of approximately $16.4 million, and was classified as contra deferred tax assets or long-term income taxes payable in our consolidated balance sheet. As of December 31, 2023 we also had approximately $1.7 million classified as long-term income taxes payable related to the estimated one-time transition tax from the enactment of the Tax Act which will be payable in three remaining annual installments. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy the cash requirements for these contractual obligations.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2023 and 2022, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2023 or December 31, 2022, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2023, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S.

dollar compared to the Swiss franc and euro as of December 31, 2023. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2023
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$125	$250

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.

We have R&D and sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2023 and 2022, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

With two of our major suppliers, Seiko Epson Corporation (“Epson”) and ROHM Lapis Semiconductor Co., Ltd. (“Lapis”) we have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between us and each of these suppliers.

Nevertheless, as a result of our above-mentioned supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.5%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Provision for Excess and Obsolete Inventory – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company's inventories are recorded at standard cost, which approximates actual cost on a first-in, first-out basis, not in excess of net realizable value. The Company routinely evaluates quantities and values of inventories and records a provision for excess and obsolete inventories to reduce its recorded inventory balance to its estimated net realizable value. Management’s assumptions regarding the inventory quantities considered to be excess and obsolete are determined by analyzing historical usage, demand forecasts, current economic trends, and historical write-offs.

We identified the determination of excess and obsolete inventory within work-in-process and finished goods inventory as a critical audit matter due to the significant assumptions made by management when determining the excess and obsolete inventory quantities and the resulting provision. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s excess and obsolete provision for work-in-process and finished goods inventory.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assumptions used in determining the excess and obsolete provision for work-in-process and finished goods inventory included the following, among others:

●	We tested the effectiveness of the control over the determination of the provision for excess and obsolete inventories, including work-in-process and finished goods inventory.
●	We selected a sample of products from work-in-process and finished goods inventory as of December 31, 2022, and evaluated management's ability to accurately estimate forecasted demand by comparing the respective products usage for the year ended December 31, 2023, to estimates made in the prior year.
●	We selected a sample of products from work-in-process and finished goods inventory and evaluated the reasonableness of management's provision for work-in-process and finished goods inventory by considering recent usage, historical usage, contracts and communications with customers, expected product lifecycles, macroeconomic conditions, and inquiries with sales personnel.
●	We considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analyst reports, as well as our observations and inquiries as to changes within the business.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 12, 2024

We have served as the Company’s auditor since 2005.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands)	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,929	$105,372
Short-term marketable securities	247,640	248,441
Accounts receivable, net	14,674	20,836
Inventories	163,164	135,420
Prepaid expenses and other current assets	22,193	15,004
Total current assets	511,600	525,073
PROPERTY AND EQUIPMENT, net	164,213	176,681
INTANGIBLE ASSETS, net	4,424	6,597
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	28,325	19,034
OTHER ASSETS	19,457	20,862
Total assets	$819,868	$840,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,390	$30,088
Accrued payroll and related expenses	13,551	14,778
Taxes payable	1,016	938
Other accrued liabilities	7,910	12,572
Total current liabilities	48,867	58,376
LONG-TERM INCOME TAXES PAYABLE	6,244	15,757
OTHER LIABILITIES	12,516	10,747
Total liabilities	67,627	84,880
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000 shares
Outstanding - 56,738 and 56,961 shares in 2023 and 2022, respectively	23	24
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(1,462)	(7,344)
Retained earnings	753,680	762,536
Total stockholders’ equity	752,241	755,216
Total liabilities and stockholders’ equity	$819,868	$840,096

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
NET REVENUES	$444,538	$651,138	$703,277
COST OF REVENUES	215,582	284,231	342,638
GROSS PROFIT	228,956	366,907	360,639

OPERATING EXPENSES:
Research and development	96,067	93,894	84,933
Sales and marketing	64,598	62,574	60,808
General and administrative	33,232	28,897	39,840
Other operating expenses, net	—	1,130	—
Total operating expenses	193,897	186,495	185,581
INCOME FROM OPERATIONS	35,059	180,412	175,058
OTHER INCOME	10,848	3,014	1,077
INCOME BEFORE INCOME TAXES	45,907	183,426	176,135
PROVISION (BENEFIT) FOR INCOME TAXES	(9,828)	12,575	11,722
NET INCOME	$55,735	$170,851	$164,413

EARNINGS PER SHARE:
Basic	$0.97	$2.96	$2.73
Diluted	$0.97	$2.93	$2.67

SHARES USED IN PER SHARE CALCULATION:
Basic	57,195	57,801	60,327
Diluted	57,622	58,371	61,467

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income	$55,735	$170,851	$164,413
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2023, 2022 and 2021	(420)	(985)	(486)
Unrealized gain (loss) on marketable securities, net of $0 tax in 2023, 2022 and 2021	5,579	(4,158)	(2,055)
Unrealized actuarial gain on pension benefits, net of tax of ($130), ($271) and ($334) in 2023, 2022 and 2021, respectively	723	1,536	967
Total other comprehensive income (loss)	5,882	(3,607)	(1,574)
TOTAL COMPREHENSIVE INCOME	$61,617	$167,244	$162,839

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2021	59,910	$28	$190,920	$(2,163)	$621,626	$810,411
Issuance of common stock under employee stock option and stock award plans	780	—	1,644	—	—	1,644
Repurchase of common stock	(878)	(1)	(73,937)	—	—	(73,938)
Issuance of common stock under employee stock purchase plan	101	1	6,065	—	—	6,066
Stock-based compensation expense related to employee stock awards	—	—	35,647	—	—	35,647
Stock-based compensation expense related to employee stock purchases	—	—	1,962	—	—	1,962
Payment of dividends to stockholders	—	—	—	—	(32,599)	(32,599)
Unrealized actuarial gain on pension benefits	—	—	—	967	—	967
Unrealized loss on marketable securities	—	—	—	(2,055)	—	(2,055)
Foreign currency translation adjustment	—	—	—	(486)	—	(486)
Net income	—	—	—	—	164,413	164,413
BALANCE AT DECEMBER 31, 2021	59,913	28	162,301	(3,737)	753,440	912,032
Issuance of common stock under employee stock option and stock award plans	731	—	257	—	—	257
Repurchase of common stock	(3,770)	(4)	(190,827)	—	(120,263)	(311,094)
Issuance of common stock under employee stock purchase plan	87	—	5,905	—	—	5,905
Stock-based compensation expense related to employee stock awards	—	—	20,494	—	—	20,494
Stock-based compensation expense related to employee stock purchases	—	—	1,870	—	—	1,870
Payment of dividends to stockholders	—	—	—	—	(41,492)	(41,492)
Unrealized actuarial gain on pension benefits	—	—	—	1,536	—	1,536
Unrealized loss on marketable securities	—	—	—	(4,158)	—	(4,158)
Foreign currency translation adjustment	—	—	—	(985)	—	(985)
Net income	—	—	—	—	170,851	170,851
BALANCE AT DECEMBER 31, 2022	56,961	24	—	(7,344)	762,536	755,216
Issuance of common stock under employee stock option and stock award plans	476	—	—	—	—	—
Repurchase of common stock	(784)	(1)	(34,765)	—	(20,583)	(55,349)
Issuance of common stock under employee stock purchase plan	85	—	6,237	—	—	6,237
Stock-based compensation expense related to employee stock awards	—	—	26,624	—	—	26,624
Stock-based compensation expense related to employee stock purchases	—	—	1,904	—	—	1,904
Payment of dividends to stockholders	—	—	—	—	(44,008)	(44,008)
Unrealized actuarial gain on pension benefits	—	—	—	723	—	723
Unrealized gain on marketable securities	—	—	—	5,579	—	5,579
Foreign currency translation adjustment	—	—	—	(420)	—	(420)
Net income	—	—	—	—	55,735	55,735
BALANCE AT DECEMBER 31, 2023	56,738	$23	$—	$(1,462)	$753,680	$752,241

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,735	$170,851	$164,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,203	34,930	31,454
Amortization of intangibles	2,173	2,415	3,494
Loss on disposal of property and equipment	100	1,371	3,105
Stock-based compensation expense	28,528	22,364	37,609
Amortization of premium (accretion of discount) on marketable securities	(351)	3,292	1,590
Deferred income taxes	(9,247)	(2,566)	(13,240)
Increase (decrease) in accounts receivable allowance for credit losses	(454)	690	18
Change in operating assets and liabilities:
Accounts receivable	6,616	19,867	(5,501)
Inventories	(27,744)	(36,154)	3,612
Prepaid expenses and other assets	(1,183)	7,343	4,326
Accounts payable	(5,435)	(3,836)	4,067
Taxes payable and accrued liabilities	(18,182)	(5,224)	(4,079)
Net cash provided by operating activities	65,759	215,343	230,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,884)	(39,211)	(47,272)
Proceeds from sale of property and equipment	—	1,202	35
Purchases of marketable securities	(191,211)	(55,820)	(554,018)
Proceeds from sales and maturities of marketable securities	197,942	172,165	368,457
Net cash provided by (used in) investing activities	(14,153)	78,336	(232,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	6,237	6,162	7,710
Repurchase of common stock	(55,278)	(311,094)	(73,938)
Payments of dividends to stockholders	(44,008)	(41,492)	(32,599)
Net cash used in financing activities	(93,049)	(346,424)	(98,827)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,443)	(52,745)	(100,757)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,372	158,117	258,874
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,929	$105,372	$158,117

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,747	$1,082	$10,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$13,769	$17,880	$25,644

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

Power Integrations, Inc. (“Power Integrations” or the “Company”), incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets analog and mixed-signal integrated circuits (“ICs”) and other electronic components and circuitry used in high-voltage power conversion. The Company’s products are used in power converters that convert electricity from a high-voltage source to the type of power required for a specified downstream use. In most cases, this conversion entails, among other functions, converting alternating current (“AC”) to direct current (“DC”) or vice versa, reducing or increasing the voltage, and regulating the output voltage and/or current according to the customer’s specifications.

A large percentage of the Company’s products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating the Company’s products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and other building-automation and security devices. The Company also supplies high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-drivers ICs for brushless DC (“BLDC”) motors used in consumer appliances, HVAC systems, ceiling fans and a variety of industrial applications. The Company also offers high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (“IGBTs”) and silicon-carbide (“SiC”) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from approximately 100 kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

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

Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for receivables, inventories, litigation and income taxes. These estimates are based on historical facts and various other factors, which the Company believes to be reasonable at the time the estimates are made. However, as the effects of future events cannot be determined with precision, actual results could differ significantly from management’s estimates.

Revenue Recognition

The Company applies the provisions of Accounting Standards Codification (“ASC”) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price,

(4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship-and-debit” price adjustment claim to the Company to adjust the distributor’s cost from the standard price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the ship-and-debit claim. In determining the transaction price, the Company considers ship-and-debit price adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual ship-and-debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. Historically, actual price adjustments for ship-and-debit claims have not materially differed from those estimated and included when determining the transaction price. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. Historically, distributor stock rotation adjustments have not been material.

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

Inventories

Inventories (which consist of costs associated with the purchases of wafers from domestic and offshore foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components).

Inventory is recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. The Company routinely evaluates quantities and values of inventories and records a provision for excess and obsolete inventories to reduce its recorded inventory balance to its estimated net realizable value. In order to determine the provision management considers historical usage, forecasted demand, current economic trends and historical write-offs.

Income Taxes

Income-tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes.

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company limits the deferred tax assets recognized related to certain officers’ compensation to amounts that it estimates will be deductible in future periods based upon Internal Revenue Code Section 162(m). The Company also recognizes valuation allowances to reduce any deferred tax assets to the amount that it estimates will more likely than not be realized based on available evidence and management’s judgment. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, it would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial position. The Company recognizes interest and penalties related to income tax matters as income tax expense.

The U.S. tax rules require U.S. tax on foreign earnings, known as global intangible low taxed income. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).  We selected the deferred method of accounting and recorded the associated basis differences anticipated to influence prospective income inclusion calculations.

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result, the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its consolidated balance sheet. As of December 31, 2023 and 2022, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds, government securities and/or other high-quality commercial securities.

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $2.1 million, $2.0 million and $1.9 million in 2023, 2022 and 2021, respectively.

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2023, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in the consolidated statements of income.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in the accompanying consolidated statements of income. The Company recognized a loss of $0.4 million in 2023, an immaterial foreign exchange loss in 2022 and a loss of $0.6 million in 2021.

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

Advertising

Advertising costs are expensed as incurred and amounted to $1.3 million, $1.4 million and $1.3 million in 2023, 2022 and 2021, respectively.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements and expand public entities’ segment disclosures in the annual and interim financial statements. The amendment will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The Company is required to adopt the amendments in fiscal year 2024 for annual and retrospective reporting periods and in the first quarter of fiscal year 2025 for all interim and retrospective reporting periods; with early adoption permitted. The Company is currently evaluating the effect of adopting these amendments on its consolidated financial statements. The Company does not expect the amendment to have a material impact on its consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	December 31,	December 31,
(In thousands)	2023	2022
Accounts receivable trade	$53,147	$78,914
Allowance for ship-and-debit	(36,017)	(53,184)
Allowance for stock rotation and rebate	(1,775)	(3,759)
Allowance for credit losses	(681)	(1,135)
Total	$14,674	$20,836

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

	Allowance for Credit Losses
	Year Ended
	December 31,
(In thousands)	2023	2022
Beginning balance	$(1,135)	$(445)
Provision for credit loss expense	(619)	(1,859)
Receivables written off	—	49
Recoveries collected	1,073	1,120
Ending balance	$(681)	$(1,135)

Inventories

	December 31,	December 31,
(In thousands)	2023	2022
Raw materials	$96,467	$75,355
Work-in-process	24,727	15,440
Finished goods	41,970	44,625
Total	$163,164	$135,420

Property and Equipment

	December 31,	December 31,
(In thousands)	2023	2022
Land	$22,178	$22,166
Construction-in-progress	17,022	19,195
Building and improvements	92,049	89,704
Machinery and equipment	267,941	253,308
Computer software and hardware and office furniture and fixtures	67,450	62,574
Total	466,640	446,947
Less: Accumulated depreciation	(302,427)	(270,266)
Property and equipment, net	$164,213	$176,681

Depreciation expense for property and equipment for fiscal years ended December 31, 2023, 2022 and 2021, was approximately $35.2 million, $34.9 million and $31.5 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4 - 40	years
Machinery and equipment	2 - 8	years
Computer software and hardware and office furniture and fixtures	4 - 7	years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2023, 2022 and 2021, was approximately $203.6 million, $190.3 million and $174.6 million, respectively. In 2023, 2022 and 2021, approximately 11%, 12% and 14%, respectively, of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors. In 2023, 2022 and 2021, approximately 15% of total property and equipment (excluding accumulated depreciation was held by one of the Company’s subcontractors in Malaysia. No other country held 10% or more of total property and equipment in the periods presented.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three years ended December 31, 2023:

	Unrealized Gains
	and Losses on			Foreign
	Available-for-Sale	Defined Benefit		Currency
(In thousands)	Securities	Pension Items		Items	Total
Balance at January 1, 2021	$890	$(1,641)		$(1,412)	$(2,163)
Other comprehensive income (loss) before reclassifications	(2,055)	800		(486)	(1,741)
Amounts reclassified from accumulated other comprehensive loss	—	167	(1)	—	167
Other comprehensive loss	(2,055)	967		(486)	(1,574)
Balance at December 31, 2021	(1,165)	(674)		(1,898)	(3,737)
Other comprehensive income (loss) before reclassifications	(4,158)	1,459		(985)	(3,684)
Amounts reclassified from accumulated other comprehensive loss	—	77	(1)	—	77
Other comprehensive loss	(4,158)	1,536		(985)	(3,607)
Balance at December 31, 2022	(5,323)	862		(2,883)	(7,344)
Other comprehensive income (loss) before reclassifications	5,579	811		(420)	5,970
Amounts reclassified from accumulated other comprehensive loss	—	(88)	(1)	—	(88)
Other comprehensive income	5,579	723		(420)	5,882
Balance at December 31, 2023	$256	$1,585		$(3,303)	$(1,462)
(1)	This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost for the years ended December 31, 2023, 2022 and 2021.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2023 and 2022, was as follows:

	Fair Value Measurement at
	December 31, 2023
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$20,275	$—	$20,275
Corporate securities	246,922	—	246,922
Money market funds	491	491	—
Total	$267,688	$491	$267,197

	Fair Value Measurement at
	December 31, 2022
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$58,683	$—	$58,683
Corporate securities	248,441	—	248,441
Money market funds	363	363	—
Total	$307,487	$363	$307,124

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2023 and 2022.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2023, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$10,688	$—	$(42)	$10,646
Total	10,688	—	(42)	10,646
Investments due in 4-12 months:
Commercial paper	718	—	—	718
Corporate securities	48,680	15	(347)	48,348
Total	49,398	15	(347)	49,066
Investments due in 12 months or greater:
Corporate securities	187,298	952	(322)	187,928
Total	187,298	952	(322)	187,928
Total marketable securities	$247,384	$967	$(711)	$247,640

Accrued interest receivable was $2.3 million at December 31, 2023 and was recorded within prepaid expenses and other current assets on the consolidated balance sheet.

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

As of December 31, 2023 and 2022 the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was recorded. The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2023:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
Corporate securities	$102,729	$(371)	$25,401	$(340)	$128,130	$(711)
Total marketable securities	$102,729	$(371)	$25,401	$(340)	$128,130	$(711)

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
Corporate securities	$45,047	$(662)	$191,443	$(4,732)	$236,490	$(5,394)
Total marketable securities	$45,047	$(662)	$191,443	$(4,732)	$236,490	$(5,394)

The weighted average interest rate of investments at December 31, 2023 and 2022, was approximately 4.87% and 2.08%, respectively. In the years ended December 31, 2023 and 2022, no unrealized losses on marketable securities were recognized in income.

6. GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill as of December 31, 2023 and 2022 was $91.8 million; there were no changes to goodwill in either of the respective fiscal years.

Intangible assets consist primarily of developed technology, acquired licenses, and domain name and are reported net of accumulated amortization.

The Company amortizes the cost of all intangible assets over the estimated useful life of the developed technology and technology licenses, which range from two to twelve years, with the exception of $1.3 million paid to acquire an internet domain name. The Company acquired the rights to the internet domain name www.power.com, the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life.

Amortization of acquired intangible assets was approximately $2.2 million, $2.4 million and $3.5 million in the years ended December 31, 2023, 2022 and 2021, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2023			December 31, 2022
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(35,459)	2,501	37,960	(33,531)	4,429
Technology licenses	1,926	(1,264)	662	1,926	(1,019)	907
Total intangible assets	$41,147	$(36,723)	$4,424	$41,147	$(34,550)	$6,597

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2023, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2024	$1,279
2025	832
2026	687
2027	365
Total	$3,163

7. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans

As of December 31, 2023, the Company had three stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (“2007 Plan”) was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (“1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit (“RSU”) awards, stock appreciation rights, performance-based (“PSU”) awards, long-term performance based (“PRSU”) awards and other stock awards to employees, directors and consultants. The 2007 Plan expired in September 2017 with no further grants to be made under this plan; however previous grants under this plan shall remain outstanding until they are exercised, vest, forfeited or expire.

2016 Incentive Award Plan

The 2016 Incentive Award Plan (“2016 Plan”) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The 2016 Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the 2016 Plan. As of December 31, 2023, 3.4 million awards have been issued, net of forfeitures or cancellations, and approximately 3.6 million shares of common stock remain available for future grant under the 2016 Plan.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (Purchase Plan), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 7.5 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2023, of the shares reserved for issuance, 6.9 million shares had been purchased and 0.6 million shares were reserved for future issuance under the Purchase Plan.

Shares Reserved

As of December 31, 2023, the Company had approximately 4.4 million shares of common stock reserved for future grant under all stock plans.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cost of revenues	$1,692	$1,132	$2,359
Research and development	10,939	10,428	12,127
Sales and marketing	6,888	6,035	7,630
General and administrative	9,009	4,769	15,493
Total stock-based compensation expense	$28,528	$22,364	$37,609

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2023:

	Unrecognized Compensation	Weighted Average
	Expense for Unvested	Remaining Recognition
	Awards	Period
	(In thousands)	(In years)
Long-term performance-based awards	$—	—
Restricted stock units	46,856	2.66
Purchase plan	155	0.08
Total unrecognized compensation expense	$47,011

Stock-based compensation expense in the year ended December 31, 2023, was approximately $28.5 million, comprising approximately $23.4 million related to restricted stock units, $3.2 million related to performance-based awards and long-term performance-based awards and $1.9 million related to the Company’s Purchase Plan.

Stock-based compensation expense in the year ended December 31, 2022, was approximately $22.4 million, comprising approximately $23.2 million related to restricted stock units, $1.9 million related to the Company’s Purchase Plan and a $2.7 million credit related to performance-based awards and long-term performance-based awards.

Stock-based compensation expense in the year ended December 31, 2021, was approximately $37.6 million, comprising approximately $19.9 million related to restricted stock units, $15.7 million related to performance-based awards and $2.0 million related to the Company’s Purchase Plan.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rates	5.15%	1.71%	0.07%
Expected volatility rates	37%	41%	41%
Expected dividend yield	0.90%	0.89%	0.57%
Expected term of purchase rights (in years)	0.49	0.50	0.50
Weighted-average estimated fair value of purchase rights	$23.75	$21.63	$23.92

No options were granted or remain outstanding as of December 31, 2023. There were no options exercised during the year ended December 31, 2023 while total intrinsic value of options exercised during the years ended December 31, 2022 and December 31, 2021 were $0.8 million and $4.9 million, respectively.

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

A summary of PSU awards outstanding as of December 31, 2023, and activity during the three years then ended, is presented below:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	150	$46.27
Granted	105	$84.48
Vested	(150)	$46.27
Forfeited or canceled	(1)	$85.01
Outstanding at December 31, 2021	104	$84.47
Granted	119	$79.91
Vested	(104)	$84.48
Forfeited or canceled	(85)	$79.89
Outstanding at December 31, 2022	34	$79.94
Granted	131	$82.96
Vested	(34)	$79.94
Forfeited or canceled	(93)	$82.96
Outstanding at December 31, 2023	38	$82.95	—	$3,131
Outstanding and expected to vest at December 31, 2023	38		—	$3,131

In February 2023, it was determined that approximately 34,000 shares subject to the PSUs granted in 2022 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2023. The grant-date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2023, 2022 and 2021, was approximately $2.7 million, $8.8 million and $6.9 million, respectively.

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

A summary of PRSU awards outstanding as of December 31, 2023, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	301	$41.90
Granted	103	$82.92
Vested	(6)	$29.94
Forfeited or canceled	(15)	$40.05
Outstanding at December 31, 2021	383	$53.14
Granted	110	$78.96
Vested	(135)	$34.09
Forfeited or canceled	(122)	$49.68
Outstanding at December 31, 2022	236	$77.82
Granted	146	$80.92
Vested	(23)	$49.68
Forfeited or canceled	(103)	$82.92
Outstanding at December 31, 2023	256	$80.08	1.57	$20,987
Outstanding and expected to vest at December 31, 2023	—		—	$—

In February 2023 it was determined that approximately 23,000 shares subject to the PRSUs granted in 2020 vested in aggregate; the shares were released to the Company’s executives in the first quarter of 2023. The grant-date fair value of PRSU awards released, which were fully vested, in the years ended December 31, 2023, 2022 and 2021 was approximately $1.1 million, $4.6 million and $0.2 million, respectively.

RSU Awards

RSUs granted to employees typically vest ratably over a four-year period and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

A summary of RSU awards outstanding as of December 31, 2023, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2021	1,518	$35.51
Granted	271	$83.79
Vested	(546)	$35.03
Forfeited	(99)	$39.85
Outstanding at December 31, 2021	1,144	$46.81
Granted	519	$76.01
Vested	(481)	$44.70
Forfeited	(86)	$60.02
Outstanding at December 31, 2022	1,096	$60.52
Granted	335	$80.97
Vested	(418)	$53.08
Forfeited	(32)	$73.29
Outstanding at December 31, 2023	981	$70.27	1.48	$80,585
Outstanding and expected to vest at December 31, 2023	918		1.39	$75,384

The grant-date fair value of RSUs vested in the years ended December 31, 2023, 2022 and 2021, was approximately $22.2 million, $21.5 million and $19.1 million, respectively.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

Customer Concentration

The Company’s top ten customers accounted for approximately 80%, 76% and 78% of revenues in 2023, 2022 and 2021, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors in 2023, 2022 and 2021 were $307.4 million, $457.7 million and $525.7 million, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective years:

	Year Ended December 31,
Customer	2023	2022	2021
Avnet	27%	31%	30%
Honestar Technologies Co., Ltd.	18%	11%	16%
Salcomp Group	10%	*	*

* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2023 and 2022, 86% and 87% of accounts receivable were concentrated with the Company’s top ten customers, respectively.

The following customers represented 10% or more of accounts receivable:

	December 31,	December 31,
Customer	2023	2022
Avnet	39%	42%
Honestar Technologies Co., Ltd.	20%	*
Salcomp Group	10%	13%
Flextronics Group	*	11%

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues based on “bill to” customer locations were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
United States of America	$8,676	$25,500	$17,238
Hong Kong/China	265,936	356,865	446,980
India	34,558	33,159	25,961
Taiwan	15,774	19,789	25,991
Korea	24,956	52,074	59,501
Western Europe (excluding Germany)	27,819	32,429	35,835
Japan	16,177	34,924	25,101
Germany	23,041	52,876	32,664
Other	27,601	43,522	34,006
Total net revenues	$444,538	$651,138	$703,277

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

In 2023, 2022 and 2021 the Company purchased approximately 0.8 million shares, 3.8 million shares and 0.9 million shares, respectively, for approximately $55.3 million, $311.1 million and $73.9 million, respectively. As of December 31, 2023, the Company had $26.0 million available for future stock repurchases.

Authorization of future stock repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements and business conditions as well as other factors.

Common Stock Dividend

The following table presents the quarterly dividends declared per share of the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
First Quarter	$0.19	$0.18	$0.13
Second Quarter	$0.19	$0.18	$0.13
Third Quarter	$0.19	$0.18	$0.13
Fourth Quarter	$0.20	$0.18	$0.15

The Company paid approximately $44.0 million, $41.5 million and $32.6 million in cash dividends during 2023, 2022 and 2021, respectively.

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

In February 2023, the Company’s board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023. In October 2023, the Company’s board of directors raised the cash dividend with the declaration of four cash dividends of $0.20 per share to be paid to stockholders of record at the end of the fourth quarter in 2023 (in lieu of the $0.19 per share announced in February 2023) and at the end of each quarter in 2024.

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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
Basic earnings per share:
Net income	$55,735	$170,851	$164,413
Weighted-average common shares	57,195	57,801	60,327
Basic earnings per share	$0.97	$2.96	$2.73
Diluted earnings per share: (1)
Net income	$55,735	$170,851	$164,413
Weighted-average common shares	57,195	57,801	60,327
Effect of dilutive awards:
Employee stock plans	427	570	1,140
Diluted weighted-average common shares	57,622	58,371	61,467
Diluted earnings per share	$0.97	$2.93	$2.67
(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included in the 2023, 2022 and 2021 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the years ended December 31, 2023, 2022 and 2021, no outstanding stock awards were determined to be anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

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

U.S. and foreign components of income before income taxes were:

	Year Ended December 31,
(In thousands)	2023	2022	2021
U.S. operations	$2,995	$17,250	$241
Foreign operations	42,912	166,176	175,894
Total income before income taxes	$45,907	$183,426	$176,135

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current provision (benefit):
Federal	$(1,193)	$19,740	$23,648
State	3	2	2
Foreign	1,331	1,079	1,608
	141	20,821	25,258
Deferred provision (benefit):
Federal	(9,178)	(7,962)	(11,449)
State	—	—	—
Foreign	(791)	(284)	(2,087)
	(9,969)	(8,246)	(13,536)
Total	$(9,828)	$12,575	$11,722

The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2023	2022	2021
Provision (benefit) computed at Federal statutory rate	21.0%	21.0%	21.0%
Business tax credits	(12.2)	(3.7)	(3.6)
Stock-based compensation	(0.1)	(1.6)	(0.6)
Foreign income taxed at different rate	(17.6)	(18.5)	(23.8)
GILTI inclusion	4.1	8.5	13.1
Uncertain tax positions	(18.6)	(0.1)	(0.6)
Valuation allowance	4.3	1.3	1.3
Other	(2.3)	—	(0.1)
Total	(21.4)%	6.9%	6.7%

The Company’s effective tax rate is impacted by the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. In 2023, the rate was further favorably impacted by release of  $7.6 million of reserves related to federal uncertain tax positions as the statute of limitations for review of these positions expired. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

The components of the net deferred income tax assets (liabilities) were as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Capitalized R&D costs	$30,886	$20,666
Other reserves and accruals	861	2,516
Tax credit carry-forwards	28,223	26,154
Stock compensation	1,543	1,559
Capital losses	141	150
Net operating loss	2,269	2,217
Other	465	439
Valuation allowance	(31,031)	(29,036)
	33,357	24,665
Deferred tax liabilities:
Depreciation	(5,040)	(5,596)
	(5,040)	(5,596)
Net deferred tax assets	$28,317	$19,069

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

As of December 31, 2023, the Company continues to maintain a valuation allowance primarily as a result of its California, New Jersey and Canada deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.

As of December 31, 2023, the Company had utilized all of its federal research and development tax credit carryforwards. As of December 31, 2023, the Company had California research and development tax credit carryforwards of approximately $40.7 million (there is no expiration of research and development tax credit carryforwards for the state of California) and California net operating losses of $44.2 million which will begin to expire in 2032. As of December 31, 2023, the Company had Canadian scientific research and experimental development tax credit carryforwards of approximately $3.8 million and New Jersey research and experimental development tax credit carryforwards of approximately $0.8 million, which will start to expire in 2030 and 2029, respectively.

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

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized
(In thousands)	Tax Benefits
Unrecognized tax benefits balance at January 1, 2021	$21,051
Gross increase for tax positions of current year	2,068
Gross decrease for tax positions of prior years	—
Statute of limitation release for tax positions of prior years	(1,756)
Unrecognized tax benefits balance at December 31, 2021	21,363
Gross increase for tax positions of current year	2,188
Gross decrease for tax positions of prior years	—
Statute of limitation release for tax positions of prior years	(165)
Unrecognized tax benefits balance at December 31, 2022	23,386
Gross increase for tax positions of current year	605
Gross decrease for tax positions of prior years	—
Statute of limitation release for tax positions of prior years	(7,602)
Unrecognized tax benefits balance at December 31, 2023	$16,389

The Company’s total unrecognized tax benefits as of December 31, 2023, 2022 and 2021, were $16.4 million, $23.4 million and $21.4 million, respectively. An income tax benefit of $4.5 million, net of valuation allowance adjustments, would be recorded if fiscal year 2023 unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $0.3 million and $1.2 million as of December 31, 2023 and 2022, respectively, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.

As of December 31, 2023, the Company has concluded all U.S. federal income tax matters for the years through 2019. However, due to tax attributes, the IRS may calculate tax adjustments for the 2017 transition tax calculation for positions taken prior to 2017 since it has an extended statute of limitations period totaling six years. The California Franchise Tax Board has started an audit for the Company’s tax years 2018 and 2019, it is currently ongoing.

12. LEASES AND COMMITMENTS:

Facilities and Leases

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, a design center in Germany and a multipurpose office building in Switzerland. The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities and sales offices in various countries around the world. The Company determines whether an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $3.6 million for the year ended December 31, 2023, and $3.3 million in both the years ended December 31, 2022 and 2021; short-term and variable lease expenses were not material during these periods.

Balance sheet information related to leases was as follows:

		December 31,	December 31,
(In thousands)	Balance Sheet Classification	2023	2022
Right-of-use assets
Operating lease assets	Other assets	$10,398	$9,153

Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$2,626	$2,895
Non-current operating lease liabilities	Other liabilities	7,354	5,831
Total		$9,980	$8,726

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Remaining lease terms range from one to six years, some of which include options to extend for up to five years, and some of which include options to terminate within one year. Leases with an initial term of twelve months or less are not recorded on the balance sheet. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at commencement date.

	December 31,		December 31,
Lease term and discount rate	2023		2022
Weighted average remaining lease term	3.8	years	4.0	years
Weighted average discount rate	6.1%		4.6%

Supplemental cash flows information related to leases was as follow:

	Year Ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,579	$3,245
Right-of-use assets obtained in exchange for new operating lease obligations	$4,889	$1,795

Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2023, are as follows:

December 31,
(In thousands)	2023
2024	$3,168
2025	3,103
2026	2,514
2027	1,359
2028	852
Thereafter	243
Total future minimum lease payments	11,239
Less imputed interest	(1,259)
Total	$9,980

Purchase Obligations

At December 31, 2023, the Company had no non-cancelable purchase obligations that were due beyond one year.

13. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450 10, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, so CogniPower’s claims for infringement initially went forward separately in their lawsuit against the Company’s customers in the District of Delaware, but the Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene in CogniPower’s customer lawsuit on February 1, 2021, and the parties thereafter agreed to dismiss the Company’s separate lawsuit against CogniPower. The remaining case is currently stayed, but the Company recently filed a motion to amend its claims against CogniPower to include three additional patents that are in the same family as the two CogniPower patents that are already in the lawsuit, after CogniPower accused the Company’s customers of infringing those three related patents in a lawsuit in the Eastern District of Texas.  A ruling on the Company’s motion is expected in the coming months, and the Company believes it has strong claims and defenses with respect to all of CogniPower’s asserted patents and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

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

The net periodic benefit cost of the Pension Plan was not material to the Company’s financial statements during the years ended December 31, 2023, 2022 and 2021. At December 31, 2023, the projected benefit obligation was $11.4 million, the plan assets were $7.9 million and the net pension liability was $3.5 million. As of December 31, 2022, the projected benefit obligation was $12.1 million, the plan assets were $8.2 million, and the net pension liability was $3.9 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2023 and 2022, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2024. The accumulated unrealized actuarial activity on pension benefits, net of tax, at December 31, 2023, 2022 and 2021 was $1.6 million gain, $0.9 million gain and $0.7 million loss, respectively. These amounts were reflected in Note 3 under the caption accumulated other comprehensive loss.

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

The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. The Company was compliant with all covenants and had no advances outstanding under the Credit Agreement as of December 31, 2023.

Schedule II

Valuation and Qualifying Accounts

The Company maintains an allowance for the distributors’ ship-and-debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship-and-debit amounts and levels of inventory in the distributor channels.

The following is a summary of the activity in the allowance for ship-and-debit credits:

	Balance at
	Beginning			Balance at End
(In thousands)	of Period	Additions	Deductions (1)	of Period
Allowance for ship-and-debit credits:
Year ended December 31, 2021	$26,435	$311,443	$(296,279)	$41,599
Year ended December 31, 2022	$41,599	$241,817	$(230,232)	$53,184
Year ended December 31, 2023	$53,184	$202,159	$(219,326)	$36,017
(1)	Deductions relate to ship-and-debit credits issued which adjust the sales price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for the Company’s revenue recognition policy, including the Company’s accounting for ship-and-debit claims.

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2023, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of Power Integrations’ internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 12, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 12, 2024

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth under the caption “Information About our Executive Officers” in Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2023, or the Proxy Statement, and is incorporated herein by reference:

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

(b)   Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Description of Power Integrations, Inc. Common Stock	10-K	000-23441	4.1	2/6/2020

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-23441	10.1	7/29/2021

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.2	10/29/2020

10.6*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.7*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.8*	Director Equity Compensation Program	10-K	000-23441	10.10	2/7/2020

10.9*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.10*	Outside Director Cash Compensation Arrangements	10-K	000-23441	10.12	2/7/2020

10.11*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.3	10/29/2020

10.12*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.13*	Power Integrations, Inc. Amended and Restated 2016 Incentive Award Plan	10-Q	000-23441	10.2	7/29/2021

10.14*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan	10-K	000-23441	10.25	2/8/2017

10.15*	Form of Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.26	2/8/2017

10.16*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.16	2/7/2022

10.17†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.2	11/7/2023

10.18†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.3	11/7/2023

10.19†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	10-Q	000-23441	10.1	11/7/2023

10.20	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.21	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.6	8/8/2008

10.22†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.23†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

10.24†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.25†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.26†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017	10-Q	000-23441	10.3	8/4/2022

10.27††	Amendment Number Nine to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 6, 2019	10-Q	000-23441	10.2	4/25/2019

10.28†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.29†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

10.30†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.31†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.35	2/5/2021

10.32†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd	10-K	000-23441	10.36	2/5/2021

10.33†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.37	2/5/2021

10.34†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.38	2/5/2021

10.35†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.39	2/5/2021

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.36†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.46	2/8/2017

10.37†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.47	2/8/2017

10.38†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-Q	000-23441	10.4	11/7/2023

10.39†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.40†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

10.41†	Amendment Number Two to the Wafer Supply Agreement, effective as of December 1, 2018, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries GmbH (formerly X-FAB Semiconductor Foundries AG)	10-K	000-23441	10.52	2/13/2019

10.42	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. And X-FAB Semiconductor Foundries AG, effective as of April 21, 2021	10-Q	000-23441	10.4	7/29/2021

10.43	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

10.44	First Amendment to Credit Agreement, dated April 30, 2018 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/26/2018

10.45	Second Amendment to Credit Agreement, dated June 7, 2021 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.3	7/29/2021

10.46*	2019 Executive Officer Compensation Arrangements and 2019 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/13/2019

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.47*	2018 Executive Officer Cash Compensation Arrangements and 2018 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/14/2018

10.48*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

10.49*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.50*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.51*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.52*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey	10-Q	000-23441	10.6	5/5/2014

10.53*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.54*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.10	5/5/2014

10.55*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

10.56††	ON Semiconductor Corporation Settlement Agreement	10-K	000-23441	10.61	2/7/2020

10.57††	ON Semiconductor Corporation Term Sheet	10-K	000-23441	10.62	2/7/2020

10.58†	Amendment Number Ten to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 16, 2019	10-Q	000-23441	10.1	5/7/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.59†	Amendment Number Eleven to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 20, 2019	10-Q	000-23441	10.2	5/7/2020

10.60†††	Amendment Number Twelve to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of September 17, 2020	10-Q	000-23441	10.2	4/29/2021

10.61†††	Amendment Number Thirteen to the Amended and Restated Wafer Supply Agreement between Power Integrations, Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 17, 2022	10-Q	000-23441	10.1	4/28/2022

10.62†	Amendment Number Nine to Wafer Supply Agreement, effective as of November 1, 2017 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.3	5/7/2020

10.63*	2020 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/7/2020

10.64*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.2	7/30/2020

10.65*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Douglas Bailey	10-Q	000-23441	10.3	7/30/2020

10.66*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.4	7/30/2020

10.67*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.6	7/30/2020

10.68*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.7	7/30/2020

10.69*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Clifford Walker	10-Q	000-23441	10.9	7/30/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.70*	Executive Officer Benefits Agreement, dated as of February 1, 2021, between Power Integrations, Inc. and Sunil Gupta	10-K	000-23441	10.73	2/5/2021

10.71*	Executive Officer Benefits Agreement, dated as of June 14, 2021, between Power Integrations, Inc. and Yang Chiah Yee	10-Q	000-23441	10.5	7/29/2021

10.72*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Sunil Gupta	10-Q	000-23441	10.1	8/4/2022

10.73*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Yang Chiah Yee	10-Q	000-23441	10.2	8/4/2022

10.74	Amendment Number Ten to Wafer Supply Agreement, effective as of August 26, 2020 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.5	10/29/2020

10.75†††	Amendment Number Eleven to Wafer Supply Agreement, effective as of September 16, 2022 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.1	5/4/2023

10.76	Third Amendment to Credit Agreement, dated June 28, 2023 between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	8/3/2023

10.77†††	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and X-FAB Dresden GmbH & Co. KG, dated December 23, 2009.	10-Q	000-23441	10.5	11/7/2023

21.1	List of subsidiaries	10-K	000-23441	21.1	2/7/2022

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97*	Incentive Compensation Recoupment Policy					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL					X

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

POWER INTEGRATIONS, INC.

Dated:	February 12, 2024	By:	/s/ SANDEEP NAYYAR
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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF THE 12TH DAY OF FEBRUARY 2024.

By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
Chairman of the Board and President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Lead Independent Director

By:	/s/ WENDY ARIENZO
Wendy Arienzo
Director

By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

By:	/s/ ANITA GANTI
Anita Ganti
Director

By:	/s/ NANCY GIOIA
Nancy Gioia
Director

By:	/s/ RAVI VIG
Ravi Vig
Director