Form 10-Q
period 2024-03-31
POWER INTEGRATIONS INC
filed 2024-05-07
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 3, 2024
Common Stock, $0.001 par value	56,763,897

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: if demand for our products continues to decline in our major end markets, our net revenues will decline further; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; if our products do not penetrate additional markets, our business will not grow as we expect; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,443	$63,929
Short-term marketable securities	243,163	247,640
Accounts receivable, net	12,279	14,674
Inventories	167,865	163,164
Prepaid expenses and other current assets	22,714	22,193
Total current assets	502,464	511,600
PROPERTY AND EQUIPMENT, net	159,945	164,213
INTANGIBLE ASSETS, net	3,881	4,424
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	29,654	28,325
OTHER ASSETS	17,983	19,457
Total assets	$805,776	$819,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,361	$26,390
Accrued payroll and related expenses	11,822	13,551
Taxes payable	878	1,016
Other accrued liabilities	9,474	7,910
Total current liabilities	49,535	48,867
LONG-TERM INCOME TAXES PAYABLE	6,193	6,244
OTHER LIABILITIES	11,870	12,516
Total liabilities	67,598	67,627
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	22	23
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(2,559)	(1,462)
Retained earnings	740,715	753,680
Total stockholders’ equity	738,178	752,241
Total liabilities and stockholders’ equity	$805,776	$819,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
NET REVENUES	$91,688	$106,297
COST OF REVENUES	43,908	52,340
GROSS PROFIT	47,780	53,957

OPERATING EXPENSES:
Research and development	23,225	23,981
Sales and marketing	15,722	15,885
General and administrative	8,363	8,334
Total operating expenses	47,310	48,200
INCOME FROM OPERATIONS	470	5,757
OTHER INCOME	3,502	1,714
INCOME BEFORE INCOME TAXES	3,972	7,471
PROVISION FOR INCOME TAXES	18	596
NET INCOME	$3,954	$6,875

EARNINGS PER SHARE:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

SHARES USED IN PER SHARE CALCULATION:
Basic	56,833	57,105
Diluted	57,132	57,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net income	$3,954	$6,875
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2024 and 2023	(366)	148
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three months ended March 31, 2024 and 2023	(688)	2,172
Amortization of defined benefit pension items, net of tax of ($8) and ($4) in the three months ended March 31, 2024 and 2023, respectively	(43)	(20)
Total other comprehensive income (loss)	(1,097)	2,300
TOTAL COMPREHENSIVE INCOME	$2,857	$9,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Common stock
Beginning balance	$23	$24
Repurchase of common stock	(1)	(1)
Ending balance	22	23

Additional paid-in capital
Beginning balance	—	—
Common stock issued under employee stock plans	2,691	3,098
Repurchase of common stock	(9,105)	(1,686)
Stock-based compensation	6,414	7,368
Ending balance	—	8,780

Accumulated other comprehensive loss
Beginning balance	(1,462)	(7,344)
Other comprehensive income (loss)	(1,097)	2,300
Ending balance	(2,559)	(5,044)

Retained earnings
Beginning balance	753,680	762,536
Net income	3,954	6,875
Repurchase of common stock	(5,535)	—
Payment of dividends to stockholders	(11,384)	(10,868)
Ending balance	740,715	758,543

Total stockholders’ equity	$738,178	$762,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,954	$6,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,715	8,961
Amortization of intangibles	543	543
Loss on disposal of property and equipment	8	7
Stock-based compensation expense	6,414	7,368
Amortization of premium (accretion of discount) on marketable securities	(496)	404
Deferred income taxes	(1,330)	(738)
Increase (decrease) in accounts receivable allowance for credit losses	163	(454)
Change in operating assets and liabilities:
Accounts receivable	2,232	705
Inventories	(4,701)	(7,024)
Prepaid expenses and other assets	846	(2,302)
Accounts payable	1,294	2,926
Taxes payable and accrued liabilities	(1,737)	(686)
Net cash provided by operating activities	15,905	16,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,343)	(4,082)
Purchases of marketable securities	(49,912)	(36,922)
Proceeds from sales and maturities of marketable securities	54,198	22,693
Net cash used in investing activities	(57)	(18,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	2,691	3,098
Repurchase of common stock	(14,641)	(1,687)
Payments of dividends to stockholders	(11,384)	(10,868)
Net cash used in financing activities	(23,334)	(9,457)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,486)	(11,183)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,929	105,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,443	$94,189

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,424	$2,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$410	$3,665

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in its Form 10-K filed on February 12, 2024, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, of the Company’s financial statements set forth in Item 8 of the Company’s Annual Report on Form 10-K, filed on February 12, 2024, for the year ended December 31, 2023.

Recent Accounting Pronouncements

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	March 31,	December 31,
(In thousands)	2024	2023
Accounts receivable trade	$42,325	$53,147
Allowance for ship and debit	(26,754)	(36,017)
Allowance for stock rotation and rebate	(2,448)	(1,775)
Allowance for credit losses	(844)	(681)
Total	$12,279	$14,674

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

	Allowance for Credit Losses
	Three Months Ended
	March 31,
(In thousands)	2024	2023
Beginning balance	$(681)	$(1,135)
Provision for credit loss expense	(684)	(439)
Receivables written off	—	—
Recoveries collected	521	893
Ending balance	$(844)	$(681)

Inventories

	March 31,	December 31,
(In thousands)	2024	2023
Raw materials	$98,292	$96,467
Work-in-process	31,260	24,727
Finished goods	38,313	41,970
Total	$167,865	$163,164

Intangible Assets

	March 31, 2024			December 31, 2023
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(35,941)	2,019	37,960	(35,459)	2,501
Technology licenses	1,926	(1,325)	601	1,926	(1,264)	662
Total intangible assets	$41,147	$(37,266)	$3,881	$41,147	$(36,723)	$4,424

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at March 31, 2024, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2024 (remaining nine months)	$736
2025	832
2026	687
2027	365
Total	$2,620

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2024	2023	2024		2023		2024	2023	2024	2023
Beginning balance	$256	$(5,323)	$1,585		$862		$(3,303)	$(2,883)	$(1,462)	$(7,344)
Other comprehensive income (loss) before reclassifications	(688)	2,172	—		—		(366)	148	(1,054)	2,320
Amounts reclassified from accumulated other comprehensive loss	—	—	(43)	(1)	(20)	(1)	—	—	(43)	(20)
Net-current period other comprehensive income (loss)	(688)	2,172	(43)		(20)		(366)	148	(1,097)	2,300
Ending balance	$(432)	$(3,151)	$1,542		$842		$(3,669)	$(2,735)	$(2,559)	$(5,044)
(1)	This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost for the three months ended March 31, 2024 and 2023.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at March 31, 2024 and December 31, 2023, was as follows:

	Fair Value Measurement at
	March 31, 2024
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$3,223	$—	$3,223
Corporate securities	242,444	—	242,444
Money market funds	9,457	9,457	—
U.S. government securities	1,000	1,000	—
Total	$256,124	$10,457	$245,667

	Fair Value Measurement at
	December 31, 2023
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$20,275	$—	$20,275
Corporate securities	246,922	—	246,922
Money market funds	491	491	—
Total	$267,688	$491	$267,197

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2024 and the twelve months ended December 31, 2023.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2024, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$18,891	$2	$(63)	$18,830
Total	18,891	2	(63)	18,830
Investments due in 4-12 months:
Commercial paper	728	—	—	728
Corporate securities	34,004	6	(206)	33,804
Total	34,732	6	(206)	34,532
Investments due in 12 months or greater:
Corporate securities	189,972	314	(485)	189,801
Total	189,972	314	(485)	189,801
Total marketable securities	$243,595	$322	$(754)	$243,163

Accrued interest receivable was $2.5 million at March 31, 2024 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at March 31, 2024:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$136,703	$(595)	$19,309	$(159)	$156,012	$(754)
Total marketable securities	$136,703	$(595)	$19,309	$(159)	$156,012	$(754)

In the three months ended March 31, 2024 and 2023, no unrealized losses on marketable securities were recognized in income.

The Company does not intend to sell and it is unlikely that it will be required to sell securities prior to their anticipated recovery. The issuers are high quality (investment grade) and the decline in fair value is largely due to changes in interest rates. Additionally, the issuers continue to make timely interest payments on the marketable securities with the fair value expected to recover as they reach maturity.

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cost of revenues	$346	$301
Research and development	2,425	2,668
Sales and marketing	1,604	1,653
General and administrative	2,039	2,746
Total stock-based compensation expense	$6,414	$7,368

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense in the three months ended March 31, 2024, was approximately $6.4 million, comprising approximately $6.1 million related to restricted stock unit (“RSU”) awards, an immaterial amount related to performance-based (“PSU”) awards and long-term performance-based (“PRSU”) awards and $0.3 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the three months ended March 31, 2023, was approximately $7.4 million, comprising approximately $5.9 million related to RSUs, $1.0 million related to PSUs and PRSUs and $0.5 million related to the Company’s employee stock purchase plan.

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

In February 2024, it was determined that approximately 38,000 shares subject to the PSUs granted in 2023 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2024.

A summary of PSUs outstanding as of March 31, 2024 and activity during the three months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	38	$82.95
Granted	1	$74.25
Vested	(38)	$82.94
Forfeited	—	—
Outstanding at March 31, 2024	1	$74.79	0.75	$60
Outstanding and expected to vest at March 31, 2024	1		0.75	$43

PRSU Awards

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU program’s established performance targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2022 and 2023 were based on the Company’s compound annual growth rate (“CAGR”) of revenue as measured against the revenue CAGR of the analog semiconductor industry (“Relative Measure”), in each case over the respective three-year performance period. In addition, the PRSUs granted in 2023 (“2023 PRSUs”) also include a performance goal related to the Company’s revenue growth over the respective three-year performance period as compared to defined targets (“Absolute Measure”) with the actual vesting of the 2023 PRSUs calculated based on higher achievement under the Relative Measure or the Absolute Measure. Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2024, it was determined that no shares subject to the PRSUs granted in 2021 vested; thus no shares were released to the Company’s executives in the first quarter of 2024.

A summary of PRSUs outstanding as of March 31, 2024 and activity during the three months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	256	$80.08
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2024	256	$80.08	1.32	$18,288
Outstanding and expected to vest at March 31, 2024	—		—	—

RSU Awards

A summary of RSUs outstanding as of March 31, 2024 and activity during the three months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	981	$70.27
Granted	7	$71.28
Vested	(148)	$73.09
Forfeited	(4)	$80.80
Outstanding at March 31, 2024	836	$69.72	1.85	$59,803
Outstanding and expected to vest at March 31, 2024	781		1.40	$55,916

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

Customer Concentration

The Company’s top ten customers accounted for approximately 77% and 78% of net revenues for the three months ended March 31, 2024 and 2023, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors were $66.4 million and $66.8 million in the three months ended March 31, 2024 and 2023, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2024	2023
Avnet	29%	25%
Honestar Technologies Co., Ltd.	11%	12%
Salcomp Group	*	13%

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

As of March 31, 2024 and December 31, 2023, 88% and 86% of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
Customer	2024	2023
Avnet	33%	39%
Powertech Distribution Ltd.	13%	*
Honestar Technologies Co., Ltd.	10%	20%
Salcomp Group	*	10%

* Total customer accounts receivable was less than 10% of accounts receivable.

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues by region and country with 5% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Americas:	$5,005	$6,483
EMEA:
Germany	5,889	7,474
Other EMEA	6,314	6,915
APAC:
Hong Kong/China	49,680	59,598
India	5,380	6,729
Japan	2,465	5,339
Korea	9,520	6,801
Taiwan	4,758	2,009
Other APAC	2,677	4,949
Total net revenues	$91,688	$106,297

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Beginning balance	56,738	56,961
Common stock issued under employee stock plans	228	268
Repurchased	(207)	(23)
Ending balance	56,759	57,206

Common Stock Repurchases

As of December 31, 2023, the Company had $26.0 million remaining under its authorized stock-repurchase program. In the three months ended March 31, 2024, the Company purchased approximately 207,000 shares for $14.6 million, leaving $11.3 million remaining on the repurchase authorization as of March 31, 2024. Authorization of future repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

Cash Dividends

In February 2023, the Company’s board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023.

In October 2023, the Company’s board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.20 per share to be paid to stockholders of record at the end of the fourth quarter in 2023 (in lieu of the $0.19 per share announced in February 2023) and at the end of each quarter in 2024.

For the three months ended March 31, 2024 and 2023, cash dividends declared and paid were as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Dividends declared and paid	$11,384	$10,868
Dividends declared per common share	$0.20	$0.19

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Basic earnings per share:
Net income	$3,954	$6,875
Weighted-average common shares	56,833	57,105
Basic earnings per share	$0.07	$0.12
Diluted earnings per share: (1)
Net income	$3,954	$6,875
Weighted-average common shares	56,833	57,105
Effect of dilutive awards:
Employee stock plans	299	474
Diluted weighted-average common shares	57,132	57,579
Diluted earnings per share	$0.07	$0.12

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2024 and 2023 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three months ended March 31, 2024 and 2023, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 0.5% and 8.0%, respectively. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the three months ended March 31, 2024 and 2023, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments and the release of unrecognized tax benefits. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of March 31, 2024, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

Determining the consolidated provision for income-tax expense, income-tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On January 6, 2020, the Company filed a complaint against CogniPower LLC in the United States District Court for the District of Delaware for infringement of two of the Company’s patents and seeking a declaration of non-infringement with respect to patents that CogniPower had charged the Company’s customers with infringing, based on customer use of the Company’s products. In response, CogniPower filed a motion to dismiss the Company’s declaratory judgment claims on the basis that CogniPower had not threatened the Company directly with suit. That motion was granted, and CogniPower’s claims for infringement went forward separately in CogniPower’s lawsuit against the Company’s customers in the District of Delaware. The Company filed a motion to intervene in that lawsuit and received a ruling allowing the Company to intervene on February 1, 2021, and the parties thereafter agreed to dismiss the Company’s separate lawsuit against CogniPower. The remaining case remained stayed until February 26, 2024, when the Court lifted the stay. The Delaware Court then set a schedule for the remainder of the case, with further proceedings in the coming months, and a trial scheduled in August 2025.  The Company believes it has strong claims and defenses with respect to all of CogniPower’s asserted patents, and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

On October 31, 2022, Waverly Licensing LLC filed a complaint against the Company in the United States District Court for the Western District of Texas. In its complaint, Waverly alleged that the Company was infringing one patent pertaining to charging a battery-operated device.  The Company believes it has strong claims and defenses, and intends to vigorously defend itself against Waverly’s claims, with appeals to follow if necessary. Because the Company believed that Waverly’s Texas complaint was improperly filed in the wrong court, the Company filed a motion to dismiss, and on November 30, 2022, the Company filed a complaint against Waverly Licensing LLC and related entities IP Edge LLC, Mavexar LLC, and Array IP LLC in the United States District Court for the District of Delaware seeking a declaration of non-infringement with respect to a patent that Waverly charged the Company with infringing. The Texas court thereafter dismissed Waverly’s Texas complaint. On March 12, 2024 the Delaware Court dismissed the remaining case in view of a series of covenants not to sue that the Delaware defendants filed with the Court.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of operations. It should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 12, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Also contributing to our SAM expansion has been the emergence of new applications within the power ranges that our products can address. For example, applications such as “smart” utility meters, battery-

powered lawn equipment and bicycles, and USB power receptacles (often installed alongside traditional AC wall outlets) can incorporate our products. The increased use of connectivity, LED lighting and other power-consuming electronic features in consumer appliances has also enhanced our SAM.

We have also expanded our SAM through the development of technologies and architectures that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. Our InnoMux™ IC families provide up to three DC outputs, eliminating the need for additional power-management circuitry in certain end products requiring multiple voltages while significantly increasing efficiency. In 2019 we began incorporating our proprietary GaN transistors in some of our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology, as well as new generations of our GaN technology capable of supporting higher voltages (as high as 1250 volts). We are currently developing new products incorporating these technologies, which we believe will enable us to address higher-power applications than we address with our current range of products and therefore further expand our SAM.

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

Recent Results

Our net revenues were $91.7 million and $106.3 million in the three months ended March 31, 2024 and 2023, respectively. We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending and a reduction in home sales in response to inflation and higher interest rates, general economic weakness in China, weaker industrial activity and the conflicts in Ukraine and the Middle East. We believe these factors have exacerbated the effects of an ongoing cyclical downturn in the semiconductor industry; such downturns are commonly experienced following periods of strong growth during which supply-chain participants tend to accumulate excess inventories. Also contributing to the decrease in revenues has been a reduction in sales of our products for mobile-phone chargers; this reflects a variety of factors including increased decoupling of smartphone handsets and chargers, shifts in market share among handset vendors and diversification of component suppliers among Chinese handset OEMs, including greater use of Chinese-made components.

Our top ten customers, including distributors that resell to original equipment manufacturers (“OEMs”) and merchant power supply manufacturers, accounted for 77% and 78% of net revenues for the three months ended March 31, 2024 and 2023, respectively. International sales accounted for 98% of our net revenues in both the three months ended March 31, 2024 and 2023.

Our gross margin was 52% and 51% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross margin was primarily due to favorable end-market mix and favorable impact of the dollar/yen exchange rate on our wafer costs.

Total operating expenses were $47.3 million and $48.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in operating expenses for the three-month period was primarily due to lower stock-based compensation expense related to the timing of grants for performance-based awards, as well as decreased product-development expenses. Partially offsetting these decreases were higher salary and related expenses driven by annual salary increases and increased travel expenses. In addition, we recognized a credit to expenses in the first quarter of 2023 related to the recovery of bad debt.

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

Critical accounting policies are important to the portrayal of our financial condition and results of operations and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 12, 2024. Currently, our only critical accounting policies relate to revenue recognition and estimating write-downs for excess and obsolete inventory.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Net revenues	100.0%	100.0%
Cost of revenues	47.9	49.2
Gross profit	52.1	50.8
Operating expenses:
Research and development	25.3	22.6
Sales and marketing	17.2	14.9
General and administrative	9.1	7.8
Total operating expenses	51.6	45.3
Income from operations	0.5	5.5
Other income	3.8	1.6
Income before income taxes	4.3	7.1
Provision for income taxes	—	0.6
Net income	4.3%	6.5%

Comparison of the three months ended March 31, 2024 and 2023

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2024 and 2023 were $91.7 million and $106.3 million, respectively.

We believe that demand for our products has been negatively affected by an array of macroeconomic and geopolitical factors including reduced consumer spending and a reduction in home sales in response to inflation and higher interest rates, general economic weakness in China, weaker industrial activity and the conflicts in Ukraine and the Middle East. We believe these factors have exacerbated the effects of an ongoing cyclical downturn in the semiconductor industry; such downturns are commonly experienced following periods of strong growth during which supply-chain participants tend to accumulate excess inventories. Also contributing to the decrease in revenues has been a reduction in sales of our products for mobile-phone chargers; this reflects a variety of factors including increased decoupling of smartphone handsets and chargers, shifts in market share among handset vendors, and diversification of component suppliers among Chinese handset OEMs, including greater use of Chinese-made components. As a result of these factors, revenues from our communications category were lower in the three months ended March 31, 2024, as compared to the corresponding period of 2023. The reduction was partially offset by growth in the consumer category reflecting reduced supply-chain inventories related to consumer appliances.

Our revenue mix by end market for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
End Market	2024	2023
Communications	11%	28%
Computer	11%	14%
Consumer	41%	24%
Industrial	37%	34%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $90.1 million and $103.8 million in the three months ended March 31, 2024 and 2023, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 81% and 80% of our net revenues in the three months ended March 31, 2024 and 2023, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 72% and 63% in the three months ended March 31, 2024 and 2023, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2024	2023
Avnet	29%	25%
Honestar Technologies Co., Ltd.	11%	12%
Salcomp Group	*	13%

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Net revenues	$91.7	$106.3
Gross profit	$47.8	$54.0
Gross margin	52.1%	50.8%

The increase in gross margin was primarily due to favorable end-market mix and favorable impact of the dollar/yen exchange rate on our wafer costs.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
R&D expenses	$23.2	$24.0
Headcount (at period end)	299	296

R&D expenses decreased for the three months ended March 31, 2024, as compared to the corresponding period of 2023 primarily due to decreased stock-based compensation expense related to the timing of grants of performance-based awards, as well as decreased product-development expenses. These decreases were partially offset by higher salary and related expenses driven by annual salary increases, as well as increased travel expenses.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Sales and marketing expenses	$15.7	$15.9
Headcount (at period end)	322	318

S&M expenses for the three months ended March 31, 2024 were consistent with the corresponding period of 2023.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expense, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
G&A expenses	$8.4	$8.3
Headcount (at period end)	74	74

G&A expenses increased for the three months ended March 31, 2024, as compared to the corresponding period of 2023, primarily due to a credit to expenses related to the recovery of bad debt in the prior year period. The comparative increase in the three months ended March 31, 2024 was partially offset by decreased stock-based compensation expense related to the timing of grants of performance-based awards.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Other income	$3.5	$1.7

Other income increased for the three months ended March 31, 2024, as compared to the corresponding period of 2023, primarily due to higher interest income driven by higher interest rates on investments.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Provision for income taxes	$—	$0.6
Effective tax rate	0.5%	8.0%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rate for the three months ended March 31, 2024 and 2023 was 0.5% and 8.0%, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the three months ended March 31, 2024 and 2023, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments and the release of unrecognized tax benefits. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of March 31, 2024, we had $299.6 million in cash, cash equivalents and short-term marketable securities, a decrease of $12.0 million from $311.6 million as of December 31, 2023. As of March 31, 2024, we had working capital, defined as current assets less current liabilities, of $452.9 million, a decrease of approximately $9.8 million from $462.7 million as of December 31, 2023.

We have a credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates (“SOFR”) as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of March 31, 2024.

Cash From Operating Activities

Operating activities generated $15.9 million of cash in the three months ended March 31, 2024. Net income for this period was $4.0 million; we also incurred depreciation, non-cash stock-based compensation expense, increase in deferred tax assets, accretion of discount on marketable securities, and amortization of intangibles of $8.7 million, $6.4 million, $1.3 million, $0.5 million and $0.5 million, respectively. Sources of cash included a $2.2 million decrease in accounts receivable due to timing of receipts, a $1.3 million increase in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $0.8 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $4.7 million increase in inventories due to lower demand during the quarter and a $1.7 million decrease in taxes payable and accrued liabilities.

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

Cash From Investing Activities

Our investing activities in the three months ended March 31, 2024 resulted in a $0.1 million net use of cash, primarily consisting of $4.3 million used for purchases of property and equipment, (primarily production-related machinery and equipment) partially offset by $4.3 million from sales and maturities of marketable securities, net of purchases.

Our investing activities in the three months ended March 31, 2023 resulted in $18.3 million net use of cash, primarily consisting of $14.2 million used for purchases of marketable securities net of proceeds from maturities, and $4.1 million used for purchases of property and equipment (primarily production-related machinery and equipment).

Cash From Financing Activities

Our financing activities in the three months ended March 31, 2024 resulted in a $23.3 million net use of cash, consisting of $14.6 million for the repurchase of our common stock and $11.4 million for the payment of dividends to stockholders, partially offset by proceeds of $2.7 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the three months ended March 31, 2023 resulted in a $9.5 million net use of cash, consisting of $1.7 million for the repurchase of our common stock and $10.9 million for the payment of dividends to stockholders, partially offset by proceeds of $3.1 million from the issuance of shares through our employee stock purchase plan.

Dividends

In February 2023, our board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023. In October 2023, our board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.20 per share to be paid to stockholders of record at the end of the fourth quarter in 2023 (in lieu of the $0.19 per share announced in February 2023) and at the end of each quarter in 2024.

A dividend payout of $11.4 million occurred on March 28, 2024. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2023, we had $26.0 million remaining under our stock-repurchase program. In the three months ended March 31, 2024, we repurchased approximately 207,000 shares of our common stock for $14.6 million, leaving $11.3 million remaining on the repurchase authorization as of March 31, 2024. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors; the program has no expiration date.

Contractual Commitments

As of March 31, 2024 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $16.4 million and interest associated with those benefits of approximately $0.3 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of March 31, 2024, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions.

Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of March 31, 2024, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first three months of 2024. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of the date of this filing, the risk factors have not changed materially from those disclosed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, which risk factors are incorporated herein by reference in this report from Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 12, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In the three months ended March 31, 2024, we repurchased approximately 207,000 of our shares for $14.6 million, leaving $11.3 million remaining on our repurchase authorization as of March 31, 2024. The program has no expiration date.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the first quarter of fiscal 2024:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
January 1, 2024 to January 31, 2024	243	$74.91	243	$26.0
February 1, 2024 to February 29, 2024	54,143	$71.69	54,143	$22.1
March 1, 2024 to March 31, 2024	152,869	$70.26	152,869	$11.3
Total	207,255		207,255

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
4.2	Reference is made to Exhibits 3.1 to 3.2
10.1†	Amendment Number Twelve to Wafer Supply Agreement, effective as of February 26, 2024 by Power Integrations International Ltd. and Seiko Epson Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

†	Portions of this exhibit have been omitted as being immaterial and is the type of information that Power Integrations, Inc. treats as private or confidential.
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

POWER INTEGRATIONS, INC.

Dated:	May 7, 2024	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)