Form 10-Q
period 2024-06-30
POWER INTEGRATIONS INC
filed 2024-08-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 2, 2024
Common Stock, $0.001 par value	56,829,496

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,493	$63,929
Short-term marketable securities	239,985	247,640
Accounts receivable, net	16,372	14,674
Inventories	169,884	163,164
Prepaid expenses and other current assets	23,102	22,193
Total current assets	499,836	511,600
PROPERTY AND EQUIPMENT, net	153,785	164,213
INTANGIBLE ASSETS, net	3,561	4,424
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	31,640	28,325
OTHER ASSETS	24,089	19,457
Total assets	$804,760	$819,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,831	$26,390
Accrued payroll and related expenses	13,596	13,551
Taxes payable	827	1,016
Other accrued liabilities	10,970	7,910
Total current liabilities	50,224	48,867
LONG-TERM INCOME TAXES PAYABLE	6,237	6,244
OTHER LIABILITIES	17,557	12,516
Total liabilities	74,018	67,627
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	22	23
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(3,189)	(1,462)
Retained earnings	733,909	753,680
Total stockholders’ equity	730,742	752,241
Total liabilities and stockholders’ equity	$804,760	$819,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
NET REVENUES	$106,198	$123,223	$197,886	$229,520
COST OF REVENUES	49,665	60,377	93,573	112,717
GROSS PROFIT	56,533	62,846	104,313	116,803

OPERATING EXPENSES:
Research and development	26,047	24,517	49,272	48,498
Sales and marketing	18,053	17,017	33,775	32,902
General and administrative	10,475	8,671	18,838	17,005
Total operating expenses	54,575	50,205	101,885	98,405
INCOME FROM OPERATIONS	1,958	12,641	2,428	18,398
OTHER INCOME	3,189	2,714	6,691	4,428
INCOME BEFORE INCOME TAXES	5,147	15,355	9,119	22,826
PROVISION FOR INCOME TAXES	298	562	316	1,158
NET INCOME	$4,849	$14,793	$8,803	$21,668

EARNINGS PER SHARE:
Basic	$0.09	$0.26	$0.15	$0.38
Diluted	$0.09	$0.26	$0.15	$0.38

SHARES USED IN PER SHARE CALCULATION:
Basic	56,780	57,355	56,807	57,231
Diluted	56,984	57,669	57,104	57,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net income	$4,849	$14,793	$8,803	$21,668
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2024 and 2023	(271)	(548)	(637)	(400)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and six months ended June 30, 2024 and 2023	(317)	(144)	(1,005)	2,028
Amortization of defined benefit pension items, net of tax of ($7) and ($15) in the three and six months ended June 30, 2024, respectively, and ($4) and ($7) in the three and six months ended June 30, 2023, respectively	(42)	(21)	(85)	(41)
Total other comprehensive income (loss)	(630)	(713)	(1,727)	1,587
TOTAL COMPREHENSIVE INCOME	$4,219	$14,080	$7,076	$23,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Common stock
Beginning balance	$22	$23	$23	$24
Repurchase of common stock	—	—	(1)	(1)
Ending balance	22	23	22	23

Additional paid-in capital
Beginning balance	—	8,780	—	—
Common stock issued under employee stock plans	—	—	2,691	3,098
Repurchase of common stock	(11,035)	(4,312)	(20,140)	(5,998)
Stock-based compensation	11,035	6,752	17,449	14,120
Ending balance	—	11,220	—	11,220

Accumulated other comprehensive loss
Beginning balance	(2,559)	(5,044)	(1,462)	(7,344)
Other comprehensive income (loss)	(630)	(713)	(1,727)	1,587
Ending balance	(3,189)	(5,757)	(3,189)	(5,757)

Retained earnings
Beginning balance	740,715	758,543	753,680	762,536
Net income	4,849	14,793	8,803	21,668
Repurchase of common stock	(303)	—	(5,838)	—
Payment of dividends to stockholders	(11,352)	(10,893)	(22,736)	(21,761)
Ending balance	733,909	762,443	733,909	762,443

Total stockholders’ equity	$730,742	$767,929	$730,742	$767,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,803	$21,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,106	17,653
Amortization of intangibles	863	1,086
Loss on disposal of property and equipment	8	22
Stock-based compensation expense	17,449	14,120
Amortization of premium (accretion of discount) on marketable securities	(909)	419
Deferred income taxes	(3,482)	(2,782)
Increase (decrease) in accounts receivable allowance for credit losses	326	(454)
Change in operating assets and liabilities:
Accounts receivable	(2,024)	(10,787)
Inventories	(6,720)	(14,321)
Prepaid expenses and other assets	2,072	(7,241)
Accounts payable	(117)	8,813
Taxes payable and accrued liabilities	161	(5,430)
Net cash provided by operating activities	33,536	22,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,510)	(7,211)
Purchases of marketable securities	(77,830)	(110,810)
Proceeds from sales and maturities of marketable securities	85,392	98,641
Net cash used in investing activities	(948)	(19,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	2,691	3,098
Repurchase of common stock	(25,979)	(5,999)
Payments of dividends to stockholders	(22,736)	(21,761)
Net cash used in financing activities	(46,024)	(24,662)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,436)	(21,276)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,929	105,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,493	$84,096

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,306	$2,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$4,498	$11,653

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	June 30,	December 31,
(In thousands)	2024	2023
Accounts receivable trade	$46,796	$53,147
Allowance for ship and debit	(27,139)	(36,017)
Allowance for stock rotation and rebate	(2,278)	(1,775)
Allowance for credit losses	(1,007)	(681)
Total	$16,372	$14,674

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

	Allowance for Credit Losses
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$(844)	$(681)	$(681)	$(1,135)
Provision for credit loss expense	(163)	(388)	(847)	(827)
Receivables written off	—	—	—	—
Recoveries collected	—	388	521	1,281
Ending balance	$(1,007)	$(681)	$(1,007)	$(681)

Inventories

	June 30,	December 31,
(In thousands)	2024	2023
Raw materials	$99,216	$96,467
Work-in-process	33,416	24,727
Finished goods	37,252	41,970
Total	$169,884	$163,164

Intangible Assets

	June 30, 2024			December 31, 2023
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
Developed technology	37,960	(36,199)	1,761	37,960	(35,459)	2,501
Technology licenses	1,926	(1,387)	539	1,926	(1,264)	662
Total intangible assets	$41,147	$(37,586)	$3,561	$41,147	$(36,723)	$4,424

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2024, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2024 (remaining six months)	$416
2025	832
2026	687
2027	365
Total	$2,300

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2024	2023	2024		2023		2024	2023	2024	2023
Beginning balance	$(432)	$(3,151)	$1,542		$842		$(3,669)	$(2,735)	$(2,559)	$(5,044)
Other comprehensive income (loss) before reclassifications	(317)	(144)	—		—		(271)	(548)	(588)	(692)
Amounts reclassified from accumulated other comprehensive loss	—	—	(42)	(1)	(21)	(1)	—	—	(42)	(21)
Net-current period other comprehensive income (loss)	(317)	(144)	(42)		(21)		(271)	(548)	(630)	(713)
Ending balance	$(749)	$(3,295)	$1,500		$821		$(3,940)	$(3,283)	$(3,189)	$(5,757)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2024 and 2023.

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2024	2023	2024		2023		2024	2023	2024	2023
Beginning balance	$256	$(5,323)	$1,585		$862		$(3,303)	$(2,883)	$(1,462)	$(7,344)
Other comprehensive income (loss) before reclassifications	(1,005)	2,028	—		—		(637)	(400)	(1,642)	1,628
Amounts reclassified from accumulated other comprehensive loss	—	—	(85)	(1)	(41)	(1)	—	—	(85)	(41)
Net-current period other comprehensive income (loss)	(1,005)	2,028	(85)		(41)		(637)	(400)	(1,727)	1,587
Ending balance	$(749)	$(3,295)	$1,500		$821		$(3,940)	$(3,283)	$(3,189)	$(5,757)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2024 and 2023.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at June 30, 2024 and December 31, 2023, was as follows:

	Fair Value Measurement at
	June 30, 2024
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$2,656	$—	$2,656
Corporate securities	239,247	—	239,247
Money market funds	347	347	—
Total	$242,250	$347	$241,903

	Fair Value Measurement at
	December 31, 2023
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$20,275	$—	$20,275
Corporate securities	246,922	—	246,922
Money market funds	491	491	—
Total	$267,688	$491	$267,197

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2024 and the twelve months ended December 31, 2023.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2024, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$3,998	$—	$(23)	$3,975
Total	3,998	—	(23)	3,975
Investments due in 4-12 months:
Commercial paper	738	—	—	738
Corporate securities	90,074	8	(343)	89,739
Total	90,812	8	(343)	90,477
Investments due in 12 months or greater:
Corporate securities	145,924	112	(503)	145,533
Total	145,924	112	(503)	145,533
Total marketable securities	$240,734	$120	$(869)	$239,985

Accrued interest receivable was $2.7 million at June 30, 2024 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at June 30, 2024:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$134,085	$(435)	$56,256	$(434)	$190,341	$(869)
Total marketable securities	$134,085	$(435)	$56,256	$(434)	$190,341	$(869)

In the three and six months ended June 30, 2024 and 2023, no unrealized losses on marketable securities were recognized in income.

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

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues	$707	$446	$1,053	$747
Research and development	3,885	2,429	6,310	5,097
Sales and marketing	2,510	1,621	4,114	3,274
General and administrative	3,933	2,256	5,972	5,002
Total stock-based compensation expense	$11,035	$6,752	$17,449	$14,120

Stock-based compensation expense in the three months ended June 30, 2024, was approximately $11.0 million, comprising approximately $6.3 million related to restricted stock unit (“RSU”) awards, $4.3 million related to performance-based (“PSU”) awards and long-term performance-based (“PRSU”) awards and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2024, was approximately $17.4 million, comprising approximately $12.4 million related to RSUs, $4.3 million related to PSUs and PRSUs and $0.7 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the three months ended June 30, 2023, was approximately $6.8 million, comprising approximately $5.3 million related to RSUs, $1.0 million related to PSUs and PRSUs and $0.5 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2023, was approximately $14.1 million, comprising approximately $11.2 million related to RSUs, $1.9 million related to PSUs and PRSUs and $1.0 million related to the Company’s employee stock purchase plan.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PSUs outstanding as of June 30, 2024 and activity during the six months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	38	$82.95
Granted	183	$70.11
Vested	(38)	$82.94
Forfeited	(1)	$71.71
Outstanding at June 30, 2024	182	$70.10	0.50	$12,787
Outstanding and expected to vest at June 30, 2024	149		0.50	$10,482

PRSU Awards

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU program’s established performance targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2022, 2023 and 2024 were based on the Company’s compound annual growth rate (“CAGR”) of revenue as measured against the revenue CAGR of the analog semiconductor industry (“Relative Measure”), in each case over the respective three-year performance period. In addition, the PRSUs granted in 2023 (“2023 PRSUs”) and 2024 (“2024 PRSUs”) also include a performance goal related to the Company’s revenue growth over the respective   three-year performance period as compared to defined targets (“Absolute Measure”) with the actual vesting of the 2023 PRSUs and 2024 PRSUs calculated based on higher achievement under the Relative Measure or the Absolute Measure. Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In February 2024, it was determined that no shares subject to the PRSUs granted in 2021 vested; thus no shares were released to the Company’s executives in the first quarter of 2024.

A summary of PRSUs outstanding as of June 30, 2024 and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	256	$80.08
Granted	182	$68.52
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2024	438	$75.27	1.67	$30,721
Outstanding and expected to vest at June 30, 2024	182		2.50	$12,780

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards

A summary of RSUs outstanding as of June 30, 2024 and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	981	$70.27
Granted	389	$67.65
Vested	(330)	$63.19
Forfeited	(13)	$75.96
Outstanding at June 30, 2024	1,027	$71.48	1.84	$72,075
Outstanding and expected to vest at June 30, 2024	944		1.77	$66,274

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

Customer Concentration

The Company’s top ten customers accounted for approximately 80% and 78% of net revenues for the three and six months ended June 30, 2024, respectively, and 82% and 79%, respectively, in the corresponding periods of 2023. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors were $73.5 million and $139.9 million in the three and six months ended June 30, 2024, respectively, and $78.8 million and $145.5 million, respectively, in the corresponding periods of 2023. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2024	2023	2024	2023
Avnet	28%	25%	29%	25%
Honestar Technologies Co., Ltd.	12%	15%	12%	14%
Salcomp Group	*	14%	*	13%
Flextronics Group	*	12%	*	11%

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2024 and December 31, 2023, 84% and 86% of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
Customer	2024	2023
Avnet	27%	39%
Powertech Distribution Ltd.	11%	*
Flextronics Group	10%	*
Honestar Technologies Co., Ltd.	*	20%
Salcomp Group	*	10%

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues by region and country with 5% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Americas:	$5,281	$5,603	$10,286	$12,086
EMEA:
Germany	5,059	6,075	10,948	13,549
Other EMEA	5,946	5,498	12,260	12,414
APAC:
Hong Kong/China	63,124	76,496	112,804	136,094
India	6,400	11,312	11,780	18,041
Korea	8,933	6,316	18,453	13,117
Taiwan	5,294	4,495	10,052	6,504
Other APAC	6,161	7,428	11,303	17,715
Total net revenues	$106,198	$123,223	$197,886	$229,520

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	56,759	57,206	56,738	56,961
Common stock issued under employee stock plans	183	202	411	470
Repurchased	(164)	(57)	(371)	(80)
Ending balance	56,778	57,351	56,778	57,351

Common Stock Repurchases

As of December 31, 2023, the Company had $26.0 million remaining under its authorized stock-repurchase program. In the three and six months ended June 30, 2024, the Company purchased approximately 164,000 shares for $11.3 million and approximately 371,000 shares for $26.0 million, leaving no amount authorized for stock repurchases as of June 30, 2024. Authorization of future repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

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

For the three and six months ended June 30, 2024 and 2023, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Dividends declared and paid	$11,352	$10,893	$22,736	$21,761
Dividends declared per common share	$0.20	$0.19	$0.40	$0.38

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Basic earnings per share:
Net income	$4,849	$14,793	$8,803	$21,668
Weighted-average common shares	56,780	57,355	56,807	57,231
Basic earnings per share	$0.09	$0.26	$0.15	$0.38
Diluted earnings per share: (1)
Net income	$4,849	$14,793	$8,803	$21,668
Weighted-average common shares	56,780	57,355	56,807	57,231
Effect of dilutive awards:
Employee stock plans	204	314	297	423
Diluted weighted-average common shares	56,984	57,669	57,104	57,654
Diluted earnings per share	$0.09	$0.26	$0.15	$0.38

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2024 and 2023 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three and six months ended June 30, 2024 and 2023, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rate for the three and six months ended June 30, 2024 was 5.8% and 3.5%, respectively, as compared to 3.7% and 5.1%, respectively, in the corresponding periods of 2023. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the three months ended June 30, 2024, the Company’s effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2024, the Company’s effective tax rate was also favorably impacted by the recognition of excess tax benefits related to share-based payments and by discrete items associated with the release of unrecognized tax benefits. In the three and six months ended June 30, 2023, the Company’s effective tax rate was favorably impacted by a discrete item associated with recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2023, the Company’s effective tax rate was also favorably impacted by discrete items associated with the release of unrecognized tax benefits. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of June 30, 2024, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

On December 18, 2019, CogniPower LLC filed a complaint against a customer of the Company in the United States District Court for the District of Delaware for infringement of two patents; the Company thereafter intervened and sought a declaration of non-infringement with respect to use of the Company’s products. The case was then stayed until February 26, 2024, when the Delaware Court then set a schedule for the remainder of the case, with further proceedings

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the coming months, and a trial scheduled in August 2025.  The Company believes it has strong claims and defenses with respect to all of CogniPower’s asserted patents and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACQUISITION:

Odyssey Semiconductor Technologies

On March 12, 2024, the Company entered into an agreement with Odyssey Semiconductor Technologies ("Odyssey"), a U.S. company and a developer of vertical gallium-nitride (“GaN”) transistor technology. The transaction closed on July 1, 2024; at that time all key Odyssey employees joined Power Integrations’ technology organization. Pursuant to the asset purchase agreement, Odyssey sold, transferred and assigned substantially all of its assets to the Company for $9.52 million in cash consideration.

It is expected that intangible assets and goodwill arising from the acquisition will be recorded on the Company’s consolidated balance sheets. However, as the initial accounting for the acquisition had not yet been completed at the time of the issuance of these unaudited condensed consolidated financial statements, further details have not yet been disclosed. The Company does not expect the acquisition to have a material impact on its consolidated financial statements.

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including appliances, computing and networking equipment, mobile phones, electronic utility meters, battery-powered tools, industrial controls, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and security devices. Variations of our power-supply ICs are used for high-voltage power conversion in electric vehicles (“EVs”). We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-driver ICs for brushless DC (“BLDC”) motors used in consumer appliances, HVAC systems, ceiling fans and a variety of industrial applications.

We also offer high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (“IGBTs”) and silicon-carbide (“SiC”) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from approximately 100 kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, locomotives, EVs and high-voltage DC transmission systems.

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

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging from approximately 100 kilowatts up to gigawatts, and motor-drive applications up to approximately one horsepower. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service. In 2022 we launched PowerPros℠, a live online video support service that enables power-supply designers to talk directly with members of our applications engineering team 24 hours a day, six days a week, anywhere in the world.
●	Capitalize on efforts to reduce carbon emissions by providing products that contribute to improved energy efficiency and increased use of renewable energy. In its 2019 World Energy Outlook, the International Energy Agency estimated that more than two-thirds of the reduction in carbon-dioxide (“CO2”) emissions needed to achieve the “Sustainable Development Scenario” of the United Nations Sustainable Development Agenda is to come from improved energy efficiency and increased use of renewable energy. Energy savings enabled by our products help our customers comply with regulations that seek to curb energy consumption in support of reducing CO2 emissions. For example: our EcoSmart™ technology drastically reduces the amount of energy consumed by electronic products when they are plugged in but not in use; our PowiGaN™ gallium-nitride (“GaN”) transistors reduce energy consumption compared to silicon transistors; and our BridgeSwitch™ motor-driver ICs provide highly efficient power conversion for BLDC motors in appliances and industrial applications. Also, our gate-driver products are critical components in energy-efficient DC motor drives, solar- and wind-power systems, efficient high-voltage DC transmission systems (including transmission of energy from renewable energy installations to the power grid), and low-emissions transportation applications such as electric locomotives.
●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since then we have expanded our SAM to approximately $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of ICs, broadening the range of gate-driver applications we can address. In 2018 we introduced our BridgeSwitch™ motor-driver ICs for BLDC motors; in 2024 we introduced BridgeSwitch-2, which expands our addressable power range of motor-drive applications. We have recently introduced a series of automotive-qualified versions of our products, including SCALE-iDriver, InnoSwitch™ and LinkSwitch™ ICs, targeting the EV market; we expect to introduce additional products targeting EVs in the future, and expect automotive applications to become a significant portion of our SAM over time.

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

Recent Results

Our net revenues were $106.2 million and $123.2 million in the three months ended June 30, 2024 and 2023, respectively, and $197.9 million and $229.5 million in the six months ended June 30, 2024 and 2023, respectively. The decrease in net revenues for the three-month period was driven primarily by the communications end-market, reflecting lower sales of our products for use in smartphone chargers. This was driven by a variety of factors including excess inventories at certain end-customers, shifts in market share among handset vendors, diversification of component suppliers among Chinese handset original equipment manufacturers (“OEMs”), including greater use of Chinese-made components, and increased decoupling of handsets and chargers. Lower sales into the computer market also contributed to the decline, due primarily to excess inventory related to chargers for tablet computers. These decreases were partially offset by higher sales into the consumer end-market, reflecting depletion of excess inventories related to the appliance market. For the six-month period ended June 30, 2024, revenues for all but the consumer end-market category decreased compared to the corresponding prior-year period.

In general, we believe that demand for our products has been negatively affected in recent periods by an array of macroeconomic and geopolitical factors including reduced consumer spending and a reduction in home sales in response to inflation and higher interest rates, general economic weakness in China, weaker industrial activity and the conflicts in Ukraine and the Middle East. We believe these factors have exacerbated the effects of a cyclical downturn in the semiconductor industry; such downturns are commonly experienced following periods of strong growth during which supply-chain participants tend to accumulate excess inventories. However, inventories at distributors of our products have decreased significantly over the past several quarters, which contributed to an increase in net revenues for the three months ended June 30, 2024 compared to the prior quarter.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 80% and 78% of net revenues for the three and six months ended June 30, 2024, respectively, and 82% and 79% in the corresponding periods of 2023. International sales accounted for 99% and 98% of our net revenues for the three and six months ended June 30, 2024, respectively, and 98% in both of the corresponding periods of 2023.

Our gross margin was 53% and 51% for the three months ended June 30, 2024 and 2023, respectively, and 53% and 51% for the six months ended June 30, 2024 and 2023, respectively. The increase in gross margin was primarily due to favorable end-market mix—reflecting a greater amount of revenues coming from higher-margin end-markets—and the favorable impact of the dollar/yen exchange rate on our wafer costs. These factors were partially offset by the impact of reduced manufacturing volumes on our unit cost.

Total operating expenses were $54.6 million and $50.2 million for the three months ended June 30, 2024 and 2023, respectively, and $101.9 million and $98.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase in operating expenses for the three- and six-month periods was primarily due to higher stock-based compensation expense related to performance-based awards and higher salaries and related expenses driven by expansion of headcount and annual merit increases. Partially offsetting these increases were decreased product-development expenses. In addition, we recognized a credit to expenses in the first six months of 2023 related to the recovery of bad debt.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.8	49.0	47.3	49.1
Gross profit	53.2	51.0	52.7	50.9
Operating expenses:
Research and development	24.5	19.9	24.9	21.1
Sales and marketing	17.0	13.8	17.1	14.4
General and administrative	9.9	7.0	9.5	7.4
Total operating expenses	51.4	40.7	51.5	42.9
Income from operations	1.8	10.3	1.2	8.0
Other income	3.0	2.2	3.4	1.9
Income before income taxes	4.8	12.5	4.6	9.9
Provision for income taxes	0.3	0.5	0.2	0.5
Net income	4.5%	12.0%	4.4%	9.4%

Comparison of the three and six months ended June 30, 2024 and 2023

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2024 were $106.2 million and $197.9 million, respectively, and $123.2 million and $229.5 million, in the corresponding periods of 2023, respectively. The decrease in net revenues for the three-month period was driven primarily by the communications end-market, reflecting lower sales of our products for use in smartphone chargers. This was driven by a variety of factors including excess inventories at certain end-customers, shifts in market share among handset vendors, diversification of component suppliers among Chinese handset OEMs, including greater use of Chinese-made components, and increased decoupling of handsets and chargers. Lower sales into the computer market also contributed to the decline, due primarily to excess inventory related to chargers for tablet computers. These decreases were partially offset by higher sales into the consumer end-market, reflecting depletion of excess inventories related to the appliance market. For the six-month period ended June 30, 2024, revenues for all but the consumer end-market category decreased compared to the corresponding prior-year period.

Our revenue mix by end market for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2024	2023	2024	2023
Communications	11%	28%	11%	28%
Computer	14%	14%	13%	14%
Consumer	42%	29%	41%	27%
Industrial	33%	29%	35%	31%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $104.6 million and $194.6 million in the three and six months ended June 30, 2024, respectively, and $121.1 million and $224.8 million in the corresponding periods of 2023. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 85% and 83% of our net revenues in the three and six months ended June 30, 2024, respectively, and 86% and 83% in the corresponding periods of 2023, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 69% and 71% of our net revenues in the three and six months ended June 30, 2024, respectively, and 64% and 63% in the corresponding periods of 2023. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2024	2023	2024	2023
Avnet	28%	25%	29%	25%
Honestar Technologies Co., Ltd.	12%	15%	12%	14%
Salcomp Group	*	14%	*	13%
Flextronics Group	*	12%	*	11%

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Net revenues	$106.2	$123.2	$197.9	$229.5
Gross profit	$56.5	$62.8	$104.3	$116.8
Gross margin	53.2%	51.0%	52.7%	50.9%

The increase in gross margin for the three and six months ended June 30, 2024 compared to the corresponding periods of 2023 was primarily due to favorable end-market mix—reflecting a greater amount of revenues coming from higher-margin end-markets—and the favorable impact of the dollar/yen exchange rate on our wafer costs. These factors were partially offset by the impact of reduced manufacturing volumes on our unit cost.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
R&D expenses	$26.0	$24.5	$49.3	$48.5
Headcount (at period end)	305	283	305	283

R&D expenses increased for the three and six months ended June 30, 2024 as compared to the corresponding periods of 2023 primarily due to higher stock-based compensation expense related to performance-based awards and higher salaries and related expenses driven by expansion of headcount and annual merit increases. Partially offsetting these increases were decreased product-development expenses.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Sales and marketing expenses	$18.1	$17.0	$33.8	$32.9
Headcount (at period end)	328	320	328	320

S&M expenses increased for the three and six months ended June 30, 2024 as compared to the corresponding periods of 2023, primarily due to higher stock-based compensation expense related to performance-based awards and higher salaries and related expenses driven by expansion of headcount and annual merit increases.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expense, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
G&A expenses	$10.5	$8.7	$18.8	$17.0
Headcount (at period end)	80	79	80	79

G&A expenses increased for the three and six months ended June 30, 2024 as compared to the corresponding periods of 2023, primarily due to higher stock-based compensation expense related to performance-based awards and higher salaries and related expenses due to annual merit increases. In addition, we recognized a credit to expenses in the first six months of 2023 related to the recovery of bad debt.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Other income	$3.2	$2.7	$6.7	$4.4

Other income increased for the three and six months ended June 30, 2024 as compared to the corresponding periods of 2023 primarily due to higher interest income driven by higher interest rates on investments.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Provision for income taxes	$0.3	$0.6	$0.3	$1.2
Effective tax rate	5.8%	3.7%	3.5%	5.1%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and six months ended June 30, 2024 were 5.8% and 3.5%, respectively, as compared to 3.7% and 5.1%, respectively, in the corresponding periods of 2023. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the three months ended June 30, 2024, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2024, our effective tax rate was also favorably impacted by the recognition of excess tax benefits related to share-based payments and by discrete items associated with the release of unrecognized tax benefits. In the three and six months ended June 30, 2023, our effective tax rate was favorably impacted by a discrete item associated with recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2023, our effective tax rate was also favorably impacted by discrete items associated with the release of unrecognized tax benefits. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of June 30, 2024, we had $290.5 million in cash, cash equivalents and short-term marketable securities, a decrease of $21.1 million from $311.6 million as of December 31, 2023. As of June 30, 2024, we had working capital, defined as current assets less current liabilities, of $449.6 million, a decrease of approximately $13.1 million from $462.7 million as of December 31, 2023.

We have a credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates (“SOFR”) as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of June 30, 2024.

Cash from Operating Activities

Operating activities generated $33.5 million of cash in the six months ended June 30, 2024. Net income for this period was $8.8 million; we also incurred depreciation, non-cash stock-based compensation expense, increase in deferred tax assets, accretion of discount on marketable securities, and amortization of intangibles of $17.1 million, $17.4 million, $3.5 million, $0.9 million and $0.9 million, respectively. Sources of cash primarily included a $2.1 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $6.7 million increase in inventories due to lower demand and a $2.0 million increase in accounts receivable due to timing of customer payments.

Operating activities generated $22.8 million of cash in the six months ended June 30, 2023. Net income for this period was $21.7 million; we also incurred depreciation, non-cash stock-based compensation expense, amortization of intangibles and amortization premiums on marketable securities of $17.7 million, $14.1 million, $1.1 million, and $0.4 million, respectively. Sources of cash primarily included an $8.8 million increase in accounts payable (excluding payables related to property and equipment) due to timing of payments. These sources of cash were partially offset by a $14.3 million increase in inventories, a $7.2 million increase in prepaid expenses and other assets primarily due to federal income tax prepayments, a $10.8 million increase in accounts receivable, a $5.4 million decrease in taxes payable and accrued liabilities primarily due to timing of customer rebate payments, and a $2.8 million increase in deferred income taxes.

Cash from Investing Activities

Our investing activities in the six months ended June 30, 2024 resulted in a $0.9 million net use of cash, primarily consisting of $8.5 million used for purchases of property and equipment (primarily production-related machinery and equipment), partially offset by $7.6 million from sales and maturities of marketable securities, net of purchases.

Our investing activities in the six months ended June 30, 2023 resulted in $19.4 million net use of cash, primarily consisting of $12.2 million used for purchases of marketable securities net of proceeds from sales and maturities, and $7.2 million used for purchases of property and equipment, primarily production-related machinery and equipment.

Cash from Financing Activities

Our financing activities in the six months ended June 30, 2024 resulted in a $46.0 million net use of cash, consisting of $26.0 million for the repurchase of our common stock and $22.7 million for the payment of dividends to stockholders, partially offset by proceeds of $2.7 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the six months ended June 30, 2023 resulted in a $24.7 million net use of cash, consisting of $21.8 million for the payment of dividends to stockholders and $6.0 million for the repurchase of our common stock, partially offset by $3.1 million from the issuance of shares through our employee stock purchase plan.

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

Dividend payouts of $11.4 million occurred on March 28, 2024 and June 28, 2024. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2023, we had $26.0 million remaining under our stock-repurchase program. In the six months ended June 30, 2024, we repurchased approximately 371,000 shares of our common stock for $26.0 million, leaving no amount authorized for stock repurchases as of June 30, 2024. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of June 30, 2024 we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $16.4 million and interest associated with those benefits of approximately $0.3 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of June 30, 2024, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of June 30, 2024, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first six months of 2024. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In the three months ended June 30, 2024, we repurchased approximately 164,000 of our shares for $11.3 million, leaving no amount authorized for stock repurchases as of June 30, 2024. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the second quarter of fiscal 2024:

Approximate
Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
April 1, 2024 to April 30, 2024	163,899	$69.18	163,899	—
May 1, 2024 to May 31, 2024	—	—	—	—
June 1, 2024 to June 30, 2024	—	—	—	—
Total	163,899		163,899

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

POWER INTEGRATIONS, INC.

Dated:	August 6, 2024	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)