Form 10-Q
period 2024-09-30
POWER INTEGRATIONS INC
filed 2024-11-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 4, 2024
Common Stock, $0.001 par value	56,864,621

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,469	$63,929
Short-term marketable securities	245,282	247,640
Accounts receivable, net	16,634	14,674
Inventories	167,680	163,164
Prepaid expenses and other current assets	19,821	22,193
Total current assets	507,886	511,600
PROPERTY AND EQUIPMENT, net	153,313	164,213
INTANGIBLE ASSETS, net	8,283	4,424
GOODWILL	95,271	91,849
DEFERRED TAX ASSETS	36,393	28,325
OTHER ASSETS	23,845	19,457
Total assets	$824,991	$819,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,091	$26,390
Accrued payroll and related expenses	13,337	13,551
Taxes payable	1,063	1,016
Other accrued liabilities	9,267	7,910
Total current liabilities	50,758	48,867
LONG-TERM INCOME TAXES PAYABLE	6,351	6,244
OTHER LIABILITIES	18,669	12,516
Total liabilities	75,778	67,627
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	22	23
Additional paid-in capital	11,347	—
Accumulated other comprehensive income (loss)	1,008	(1,462)
Retained earnings	736,836	753,680
Total stockholders’ equity	749,213	752,241
Total liabilities and stockholders’ equity	$824,991	$819,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
NET REVENUES	$115,837	$125,511	$313,723	$355,031
COST OF REVENUES	52,666	59,566	146,239	172,283
GROSS PROFIT	63,171	65,945	167,484	182,748

OPERATING EXPENSES:
Research and development	25,829	24,064	75,101	72,562
Sales and marketing	17,119	16,224	50,894	49,126
General and administrative	8,641	7,945	27,479	24,950
Total operating expenses	51,589	48,233	153,474	146,638
INCOME FROM OPERATIONS	11,582	17,712	14,010	36,110
OTHER INCOME	2,750	3,138	9,441	7,566
INCOME BEFORE INCOME TAXES	14,332	20,850	23,451	43,676
PROVISION FOR INCOME TAXES	41	1,054	357	2,212
NET INCOME	$14,291	$19,796	$23,094	$41,464

EARNINGS PER SHARE:
Basic	$0.25	$0.34	$0.41	$0.72
Diluted	$0.25	$0.34	$0.40	$0.72

SHARES USED IN PER SHARE CALCULATION:
Basic	56,817	57,383	56,810	57,282
Diluted	57,004	57,741	57,106	57,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net income	$14,291	$19,796	$23,094	$41,464
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and nine months ended September 30, 2024 and 2023	1,235	(407)	598	(807)
Unrealized gain on marketable securities, net of $615 tax in each of the three and nine months ended September 30, 2024 and net of $0 tax in each of the three and nine months ended September 30, 2023	3,005	455	2,000	2,483
Amortization of defined benefit pension items, net of tax of ($8) and ($23) in the three and nine months ended September 30, 2024, respectively, and ($4) and ($11) in the three and nine months ended September 30, 2023, respectively	(43)	(21)	(128)	(62)
Total other comprehensive income	4,197	27	2,470	1,614
TOTAL COMPREHENSIVE INCOME	$18,488	$19,823	$25,564	$43,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Common stock
Beginning balance	$22	$23	$23	$24
Repurchase of common stock	—	—	(1)	(1)
Ending balance	22	23	22	23

Additional paid-in capital
Beginning balance	—	11,220	—	—
Common stock issued under employee stock plans	3,009	3,139	5,700	6,237
Repurchase of common stock	—	(1,835)	(20,140)	(7,833)
Stock-based compensation	8,338	6,905	25,787	21,025
Ending balance	11,347	19,429	11,347	19,429

Accumulated other comprehensive income (loss)
Beginning balance	(3,189)	(5,757)	(1,462)	(7,344)
Other comprehensive income	4,197	27	2,470	1,614
Ending balance	1,008	(5,730)	1,008	(5,730)

Retained earnings
Beginning balance	733,909	762,443	753,680	762,536
Net income	14,291	19,796	23,094	41,464
Repurchase of common stock	—	—	(5,838)	—
Payment of dividends to stockholders	(11,364)	(10,904)	(34,100)	(32,665)
Ending balance	736,836	771,335	736,836	771,335

Total stockholders’ equity	$749,213	$785,057	$749,213	$785,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,094	$41,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,560	26,316
Amortization of intangibles	1,071	1,630
Loss on disposal of property and equipment	216	86
Stock-based compensation expense	25,787	21,025
Amortization of premium (accretion of discount) on marketable securities	(1,252)	146
Deferred income taxes	(8,688)	(9,952)
Decrease in accounts receivable allowance for credit losses	(459)	(454)
Change in operating assets and liabilities:
Accounts receivable	(1,501)	(7,249)
Inventories	(4,516)	(14,826)
Prepaid expenses and other assets	5,614	(837)
Accounts payable	1,914	(2,882)
Taxes payable and accrued liabilities	(385)	(4,975)
Net cash provided by operating activities	66,455	49,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,241)	(14,741)
Purchases of marketable securities	(97,581)	(173,015)
Proceeds from sales and maturities of marketable securities	103,806	161,897
Acquisition (Note 15)	(9,520)	—
Net cash used in investing activities	(17,536)	(25,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,700	6,237
Repurchase of common stock	(25,979)	(7,834)
Payments of dividends to stockholders	(34,100)	(32,665)
Net cash used in financing activities	(54,379)	(34,262)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,460)	(10,629)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,929	105,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,469	$94,743

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,535	$2,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$4,400	$13,683

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

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

Except for the additional policy presented below, no material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, of the Company’s financial statements set forth in Item 8 of the Company’s Annual Report on Form 10-K, filed on February 12, 2024, for the year ended December 31, 2023.

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations (“ASC 805”), in accounting for acquisitions. ASC 805 requires that the Company evaluates whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed as well as any contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, the Company may record certain adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. All acquisition-related costs are accounted for as expenses in the period in which they are incurred.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	September 30,	December 31,
(In thousands)	2024	2023
Accounts receivable trade	$50,090	$53,147
Allowance for ship and debit	(30,445)	(36,017)
Allowance for stock rotation and rebate	(2,789)	(1,775)
Allowance for credit losses	(222)	(681)
Total	$16,634	$14,674

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

	Allowance for Credit Losses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$(1,007)	$(681)	$(681)	$(1,135)
Provision for credit loss expense	(202)	(671)	(1,050)	(1,498)
Receivables written off	—	—	—	—
Recoveries collected	987	671	1,509	1,952
Ending balance	$(222)	$(681)	$(222)	$(681)

Inventories

	September 30,	December 31,
(In thousands)	2024	2023
Raw materials	$104,084	$96,467
Work-in-process	28,775	24,727
Finished goods	34,821	41,970
Total	$167,680	$163,164

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2024	2023	2024		2023		2024	2023	2024	2023
Beginning balance	$(749)	$(3,295)	$1,500		$821		$(3,940)	$(3,283)	$(3,189)	$(5,757)
Other comprehensive income (loss) before reclassifications	3,005	455	—		—		1,235	(407)	4,240	48
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(43)	(1)	(21)	(1)	—	—	(43)	(21)
Net-current period other comprehensive income (loss)	3,005	455	(43)		(21)		1,235	(407)	4,197	27
Ending balance	$2,256	$(2,840)	$1,457		$800		$(2,705)	$(3,690)	$1,008	$(5,730)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2024 and 2023.

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2024	2023	2024		2023		2024	2023	2024	2023
Beginning balance	$256	$(5,323)	$1,585		$862		$(3,303)	$(2,883)	$(1,462)	$(7,344)
Other comprehensive income (loss) before reclassifications	2,000	2,483	—		—		598	(807)	2,598	1,676
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(128)	(1)	(62)	(1)	—	—	(128)	(62)
Net-current period other comprehensive income (loss)	2,000	2,483	(128)		(62)		598	(807)	2,470	1,614
Ending balance	$2,256	$(2,840)	$1,457		$800		$(2,705)	$(3,690)	$1,008	$(5,730)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2024 and 2023.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at September 30, 2024 and December 31, 2023, was as follows:

	Fair Value Measurement at
	September 30, 2024
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$13,808	$—	$13,808
Corporate securities	244,534	—	244,534
Money market funds	371	371	—
U.S. government securities	1,000	—	1,000
Total	$259,713	$371	$259,342

	Fair Value Measurement at
	December 31, 2023
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$20,275	$—	$20,275
Corporate securities	246,922	—	246,922
Money market funds	491	491	—
Total	$267,688	$491	$267,197

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2024 and the twelve months ended December 31, 2023.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2024, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$748	$—	$—	$748
Total	748	—	—	748
Investments due in 4-12 months:
Corporate securities	92,943	269	(26)	93,186
Total	92,943	269	(26)	93,186
Investments due in 12 months or greater:
Corporate securities	148,720	2,634	(6)	151,348
Total	148,720	2,634	(6)	151,348
Total marketable securities	$242,411	$2,903	$(32)	$245,282

Accrued interest receivable was $2.6 million at September 30, 2024 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at September 30, 2024:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$10,790	$(9)	$13,222	$(23)	$24,012	$(32)
Total marketable securities	$10,790	$(9)	$13,222	$(23)	$24,012	$(32)

In the three and nine months ended September 30, 2024 and 2023, no unrealized losses on marketable securities were recognized in income.

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

6. GOODWILL AND INTANGIBLE ASSETS:

Changes in the carrying amount of goodwill during the nine months ended September 30, 2024 are as follows:

(in thousands)	Goodwill
Balance at December 31, 2023	$91,849
Goodwill acquired during the period	3,422
Ending balance at September 30, 2024	$95,271

The $3.4 million of goodwill acquired during the nine months ended September 30, 2024 resulted from the purchase of the assets of Odyssey Semiconductor Technologies (“Odyssey”) see Note 15, Acquisition, for further details.

Intangible Assets

Intangible assets consist primarily of developed technology, in-process research and development, acquired licenses and domain name and are reported net of accumulated amortization. In July 2024, the Company acquired the

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets of Odyssey, a U.S. company and developer of vertical gallium-nitride (“GaN”) transistor technology, resulting in the addition of in-process research and development of $4.9 million.

Amortization of the in-process research and development will commence once development is completed and products are available for sale; the Company does not expect the amortization of its in-process research and development to begin in 2024.

	September 30, 2024			December 31, 2023
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,930	—	4,930	—	—	—
Developed technology	37,960	(36,346)	1,614	37,960	(35,459)	2,501
Technology licenses	1,926	(1,448)	478	1,926	(1,264)	662
Total intangible assets	$46,077	$(37,794)	$8,283	$41,147	$(36,723)	$4,424

The estimated future amortization expense related to finite-lived intangible assets at September 30, 2024, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2024 (remaining three months)	$208
2025	832
2026	687
2027	365
Total*	$2,092
*	Total excludes $4.9 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

7. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues	$496	$446	$1,549	$1,193
Research and development	2,997	2,895	9,307	7,992
Sales and marketing	1,876	1,787	5,990	5,061
General and administrative	2,969	1,777	8,941	6,779
Total stock-based compensation expense	$8,338	$6,905	$25,787	$21,025

Stock-based compensation expense in the three months ended September 30, 2024, was approximately $8.3 million, comprising approximately $6.6 million related to restricted stock unit (“RSU”) awards, $1.3 million related to performance-based (“PSU”) awards and long-term performance-based (“PRSU”) awards and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the nine months ended September 30, 2024, was approximately $25.8 million, comprising approximately $19.0 million related to RSUs, $5.6 million related to PSUs and PRSUs and $1.2 million related to the Company’s employee stock purchase plan.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense in the three months ended September 30, 2023, was approximately $6.9 million, comprising approximately $6.1 million related to RSUs, $0.3 million related to PSUs and PRSUs and $0.5 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the nine months ended September 30, 2023, was approximately $21.0 million, comprising approximately $17.3 million related to RSUs, $2.3 million related to PSUs and PRSUs and $1.4 million related to the Company’s employee stock purchase plan.

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

A summary of PSUs outstanding as of September 30, 2024 and activity during the nine months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	38	$82.95
Granted	185	$69.97
Vested	(38)	$82.94
Forfeited	(12)	$70.16
Outstanding at September 30, 2024	173	$69.96	0.25	$11,121
Outstanding and expected to vest at September 30, 2024	75		0.25	$4,828

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

In February 2024, it was determined that no shares subject to the PRSUs granted in 2021 vested and no shares were released to the Company’s executives.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PRSUs outstanding as of September 30, 2024 and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	256	$80.08
Granted	186	$68.30
Vested	—	—
Forfeited	(21)	$75.24
Outstanding at September 30, 2024	421	$75.11	1.42	$26,982
Outstanding and expected to vest at September 30, 2024	177		2.25	$11,375

RSU Awards

A summary of RSUs outstanding as of September 30, 2024 and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2024	981	$70.27
Granted	424	$67.34
Vested	(344)	$63.42
Forfeited	(73)	$73.15
Outstanding at September 30, 2024	988	$71.18	1.64	$63,360
Outstanding and expected to vest at September 30, 2024	917		1.56	$58,824

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

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

Customer Concentration

The Company’s top ten customers accounted for approximately 78% of net revenues for both the three and nine months ended September 30, 2024, and 83% and 81% in the corresponding periods of 2023. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors were $80.5 million and

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$220.4 million in the three and nine months ended September 30, 2024, respectively, and $93.2 million and $238.7 million in the corresponding periods of 2023. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2024	2023	2024	2023
Avnet	31%	28%	30%	26%
Honestar Technologies Co., Ltd.	10%	23%	11%	17%
Salcomp Group	*	*	*	11%

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

As of September 30, 2024 and December 31, 2023, 84% and 86% of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
Customer	2024	2023
Avnet	33%	39%
Salcomp Group	12%	10%
Flextronics Group	10%	*
Honestar Technologies Co., Ltd.	*	20%

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues by region and country with 5% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Americas:	$5,507	$5,557	$15,793	$17,643
EMEA:
Germany	5,321	5,741	16,269	19,290
Other EMEA	6,190	8,498	18,450	20,912
APAC:
Hong Kong/China	65,425	79,735	178,229	215,829
India	8,571	9,697	20,351	27,738
Korea	9,762	4,308	28,215	17,425
Taiwan	7,471	4,949	17,523	11,453
Other APAC	7,590	7,026	18,893	24,741
Total net revenues	$115,837	$125,511	$313,723	$355,031

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	56,778	57,351	56,738	56,961
Common stock issued under employee stock plans	62	59	473	529
Repurchased	—	(24)	(371)	(104)
Ending balance	56,840	57,386	56,840	57,386

Common Stock Repurchases

As of December 31, 2023, the Company had $26.0 million remaining under its authorized stock-repurchase program. The Company exhausted this authorization in the nine months ended September 30, 2024, purchasing approximately 371,000 shares of the Company’s common stock for $26.0 million. In October 2024, the Company’s board of directors authorized the use of $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. The program has no expiration date. Authorization of future repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

Cash Dividends

In February 2023, the Company’s board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023.

In October 2023, the Company’s board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.20 per share to be paid at the end of the fourth quarter of 2023 (in lieu of the previously declared dividend of $0.19 per share) and at the end of each quarter in 2024.

In October 2024, the Company’s board of directors raised the quarterly cash dividend again with the declaration of five cash dividends of $0.21 per share to be paid at the end of the fourth quarter of 2024 (in lieu of the previously declared dividend of $0.20 per share) and at the end of each quarter in 2025.

For the three and nine months ended September 30, 2024 and 2023, cash dividends declared and paid were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Dividends declared and paid	$11,364	$10,904	$34,100	$32,665
Dividends declared per common share	$0.20	$0.19	$0.60	$0.57

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Basic earnings per share:
Net income	$14,291	$19,796	$23,094	$41,464
Weighted-average common shares	56,817	57,383	56,810	57,282
Basic earnings per share	$0.25	$0.34	$0.41	$0.72
Diluted earnings per share: (1)
Net income	$14,291	$19,796	$23,094	$41,464
Weighted-average common shares	56,817	57,383	56,810	57,282
Effect of dilutive awards:
Employee stock plans	187	358	296	429
Diluted weighted-average common shares	57,004	57,741	57,106	57,711
Diluted earnings per share	$0.25	$0.34	$0.40	$0.72

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2024 and 2023 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three and nine months ended September 30, 2024 and 2023, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 0.3% and 1.5%, respectively, as compared to 5.1% in both corresponding periods of 2023. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. Additionally, in the nine months ended September 30, 2024, the Company’s effective tax rate was also favorably impacted by the recognition of excess tax benefits related to share-based payments and by discrete items associated with the release of unrecognized tax benefits. In the three and nine months ended September 30, 2023, the Company’s effective tax rate was favorably impacted by a discrete item associated with recognition of excess tax benefits related to share-based payments. In the nine months ended September 30, 2023, the Company’s effective tax rate was also favorably impacted by discrete items associated with the release of unrecognized tax benefits. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of September 30, 2024, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

15. ACQUISITION:

Odyssey Semiconductor Technologies

On March 12, 2024, the Company agreed to acquire the assets of Odyssey, a U.S. company and a developer of vertical gallium-nitride (“GaN”) transistor technology. The transaction closed on July 1, 2024, at which time all key Odyssey employees joined the Company. Pursuant to the asset purchase agreement, Odyssey sold, transferred and assigned substantially all of its assets to the Company for $9.52 million in cash. The purchase is intended to augment the Company’s development of high-power GaN switching technology.

The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets acquired based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, the amount of which represents the expected benefits to the Company of future technology and the knowledgeable and experienced employees who joined the Company. Goodwill is expected to be deductible over 15 years for tax purposes.

The following table summarizes the purchase price and estimated fair values of the assets acquired as of July 1, 2024, the completion of the Odyssey acquisition:

(In thousands)	Total Amount
Assets Acquired
Property and equipment, net	$1,168
In-process research and development	4,930
Goodwill	3,422
Total purchase price	$9,520

The fair value of in-process research and development was determined based on the cost approach using the Company’s estimate of the costs that would be incurred if a market participant were to create the acquired technology from scratch. The Company considered the number of engineers required, salaries and related benefits, allocated overhead and the development time required to recreate the technology. The Company will record the in-process research and development as an intangible asset with an indefinite life until completion or abandonment of the associated research and development efforts, and will begin amortizing the value over the estimated life of the technology upon completion of development. Consistent with the treatment of other intangible assets with indefinite lives, the Company will test the in-process research and development for impairment on an annual basis or when impairment indicators are present.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma results of operations for this acquisition have not been presented because they are not material to the Company’s consolidated financial statements.

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

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging from approximately 100 kilowatts up to gigawatts, and motor-drive applications up to approximately one horsepower. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service. In 2022 we launched PowerPros℠, a live online video support service that enables power-supply designers to talk directly with members of our applications engineering team 24 hours a day, six days a week, anywhere in the world.
●	Capitalize on efforts to reduce carbon emissions by providing products that contribute to improved energy efficiency and increased use of renewable energy. In its 2019 World Energy Outlook, the International Energy Agency estimated that more than two-thirds of the reduction in carbon-dioxide (“CO2”) emissions needed to achieve the “Sustainable Development Scenario” of the United Nations Sustainable Development Agenda is to come from improved energy efficiency and increased use of renewable energy. Energy savings enabled by our products help our customers comply with regulations that seek to curb energy consumption in support of reducing CO2 emissions. For example: our EcoSmart™ technology drastically reduces the amount of energy consumed by electronic products when they are plugged in but not in use; our PowiGaN™ gallium-nitride (“GaN”) transistors reduce energy consumption compared to silicon transistors; and our BridgeSwitch™ motor-driver ICs provide highly efficient power conversion for BLDC motors in appliances and industrial applications. Also, our gate-driver products are critical components in energy-efficient DC motor drives, solar- and wind-power systems, efficient high-voltage DC transmission systems (including transmission of energy from renewable energy installations to the power grid), and low-emissions transportation applications such as electric locomotives.
●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since then we have expanded our SAM to approximately $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of ICs, broadening the range of gate-driver applications we can address. In 2018 we introduced our BridgeSwitch™ motor-driver ICs for BLDC motors; in 2024 we introduced BridgeSwitch-2, which expands our addressable power range of motor-drive applications. We have introduced a range of automotive-qualified products to address the EV market; we expect to introduce more such products in the future, and expect automotive applications to become a significant portion of our SAM over time.

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

We have also expanded our SAM through the development of technologies and architectures that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. Our InnoMux™ IC families provide up to three DC outputs, eliminating the need for additional power-management circuitry in certain end products requiring multiple voltages while significantly increasing efficiency. In 2019 we began incorporating our proprietary GaN transistors in some of our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology, as well as new generations of our GaN technology capable of supporting higher voltages (as high as 1700 volts). We are currently developing new products incorporating these technologies, which we believe will enable us to address higher-power applications than we address with our current range of products and therefore further expand our SAM.

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

Recent Results

Our net revenues were $115.8 million and $125.5 million in the three months ended September 30, 2024 and 2023, respectively, and $313.7 million and $355.0 million in the nine months ended September 30, 2024 and 2023, respectively. The decrease in net revenues for the three-month period was driven primarily by lower sales of our products for use in smartphone chargers, reflecting greater use of Chinese-made components in chargers manufactured for Chinese smartphone vendors, as well as increased decoupling of handsets and chargers. These decreases were partially offset by higher sales into the consumer and computer end-markets reflecting, respectively, the depletion of excess inventories related to the appliance market and the increased use of our products in chargers for notebook computers and other mobile devices. For the nine-month period ended September 30, 2024, revenues for all but the consumer end-market category decreased compared to the corresponding prior-year period.

In general, we believe that demand for our products has been negatively affected in recent periods by macroeconomic and geopolitical factors including reduced consumer spending and a reduction in home sales in response to inflation and higher interest rates, general economic weakness in China, weaker industrial activity and the conflicts in Ukraine and the Middle East. We believe these factors have exacerbated the effects of a cyclical downturn in the semiconductor industry; such downturns are commonly experienced following periods of strong growth during which supply-chain participants tend to accumulate excess inventories.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 78% of net revenues for both the three and nine months ended September 30, 2024, and 83% and 81% in the corresponding periods of 2023. International sales accounted for 98% of our net revenues for both the three and nine months ended September 30, 2024, and 98% in both the corresponding periods of 2023.

Our gross margin was 55% and 53% for the three months ended September 30, 2024 and 2023, respectively, and 53% and 52% for the corresponding nine-month periods. The increase in gross margin was primarily due to favorable end-market mix, with a greater percentage of revenues coming from the higher-margin industrial and consumer end-markets, and the favorable impact of the dollar/yen exchange rate on our wafer costs.

Total operating expenses were $51.6 million and $48.2 million for the three months ended September 30, 2024 and 2023, respectively, and $153.5 million and $146.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in operating expenses for the three- and nine-month periods was primarily due to higher stock-based compensation expense related to performance-based awards, and higher salaries and related expenses driven by higher headcount and annual salary increases. Partially offsetting these increases for the nine-month period were decreased product-development expenses. In addition, we recognized a credit in the three months ended September 30, 2024 related to the recovery of bad debt.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.5	47.5	46.6	48.5
Gross profit	54.5	52.5	53.4	51.5
Operating expenses:
Research and development	22.3	19.2	23.9	20.4
Sales and marketing	14.8	12.9	16.2	13.8
General and administrative	7.5	6.3	8.8	7.0
Total operating expenses	44.6	38.4	48.9	41.2
Income from operations	9.9	14.1	4.5	10.3
Other income	2.4	2.5	3.0	2.1
Income before income taxes	12.3	16.6	7.5	12.4
Provision for income taxes	—	0.8	0.1	0.6
Net income	12.3%	15.8%	7.4%	11.8%

Comparison of the three and nine months ended September 30, 2024 and 2023

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2024 were $115.8 million and $313.7 million, respectively, and $125.5 million and $355.0 million, in the corresponding periods of 2023. The decrease in net revenues for the three-month period was driven primarily by lower sales of our products for use in smartphone chargers, reflecting greater use of Chinese-made components in chargers manufactured for Chinese smartphone vendors, as well as increased decoupling of handsets and chargers. These decreases were partially offset by higher sales into the consumer and computer end-markets reflecting, respectively, the depletion of excess inventories related to the appliance market and increased use of our products in chargers for notebook computers and other mobile devices. For the nine-month period ended September 30, 2024, revenues for all but the consumer end-market category decreased compared to the corresponding prior-year period.

Our revenue mix by end market for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2024	2023	2024	2023
Communications	12%	32%	11%	30%
Computer	14%	10%	14%	12%
Consumer	38%	26%	40%	26%
Industrial	36%	32%	35%	32%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $114.1 million and $308.7 million in the three and nine months ended September 30, 2024, respectively, and $123.3 million and $348.1 million in the corresponding periods of 2023. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 85% and 84% of our net revenues in the three and nine months ended September 30, 2024, respectively, and 84% in both the corresponding periods of 2023. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 70% of our net revenues in both the three and nine months ended September 30, 2024 and 74% and 67% in the corresponding periods of 2023. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2024	2023	2024	2023
Avnet	31%	28%	30%	26%
Honestar Technologies Co., Ltd.	10%	23%	11%	17%
Salcomp Group	*	*	*	11%

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Net revenues	$115.8	$125.5	$313.7	$355.0
Gross profit	$63.2	$65.9	$167.5	$182.7
Gross margin	54.5%	52.5%	53.4%	51.5%

The increase in gross margin was primarily due to favorable end-market mix, with a greater percentage of revenues coming from the higher-margin industrial and consumer end-markets, and the favorable impact of the dollar/yen exchange rate on our wafer costs.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
R&D expenses	$25.8	$24.1	$75.1	$72.6
Headcount (at period end)	319	290	319	290

R&D expenses increased for the three and nine months ended September 30, 2024 compared to the corresponding periods of 2023. The increase for the three-month period was primarily due to higher salaries and related expenses driven by higher headcount and annual salary increases, as well as increased product-development expenses. The increase for the nine-month period was primarily due to higher stock-based compensation expense related to performance-based awards, as well as higher salaries and related expenses driven by higher headcount and annual salary increases. These increases were partially offset by decreased product-development expenses.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Sales and marketing expenses	$17.1	$16.2	$50.9	$49.1
Headcount (at period end)	325	320	325	320

S&M expenses increased for the three and nine months ended September 30, 2024 compared to the corresponding periods of 2023, primarily due to higher stock-based compensation expense related to performance-based awards, as well as higher salaries and related expenses driven by higher headcount and annual salary increases.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expense, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
G&A expenses	$8.6	$7.9	$27.5	$25.0
Headcount (at period end)	78	73	78	73

G&A expenses increased for the three and nine months ended September 30, 2024 compared to the corresponding periods of 2023, primarily due to higher stock-based compensation expense related to performance-based awards, as well as higher salaries and related expenses due to annual salary increases. The increase was partially offset for the three months due to a credit related to the recovery of bad debt.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Other income	$2.8	$3.1	$9.4	$7.6

Other income decreased for the three months ended September 30, 2024 compared to the corresponding period of 2023, as higher interest income driven by higher rates on investments was offset by the unfavorable impact of foreign exchange rates during the period. Other income increased for the nine months ended September 30, 2024 compared to the corresponding period of 2023, primarily due to higher interest income.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Provision for income taxes	$—	$1.1	$0.4	$2.2
Effective tax rate	0.3%	5.1%	1.5%	5.1%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and nine months ended September 30, 2024 were 0.3% and 1.5%, respectively, as compared to 5.1% in both the corresponding periods of 2023. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. Additionally, in the nine months ended September 30, 2024, our effective tax rate was also favorably impacted by the recognition of excess tax benefits related to share-based payments and by discrete items associated with the release of unrecognized tax benefits. In the three and nine months ended September 30, 2023, our effective tax rate was favorably impacted by a discrete item associated with recognition of excess tax benefits related to share-based payments. In the nine months ended September 30, 2023, our effective tax rate was also favorably impacted by discrete items associated with the release of unrecognized tax benefits. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of September 30, 2024, we had $303.8 million in cash, cash equivalents and short-term marketable securities, a decrease of $7.8 million from $311.6 million as of December 31, 2023. As of September 30, 2024, we had working capital, defined as current assets less current liabilities, of $457.1 million, a decrease of approximately $5.6 million from $462.7 million as of December 31, 2023.

We have a credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates (“SOFR”) as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; any advances under the revolving line of credit would become due on such date, or earlier in the event of a default. No advances were outstanding under the agreement as of September 30, 2024.

Cash from Operating Activities

Operating activities generated $66.5 million of cash in the nine months ended September 30, 2024. Net income for this period was $23.1 million; we also incurred non-cash stock-based compensation expense, depreciation, increase in deferred tax assets, accretion of discount on marketable securities, and amortization of intangibles of $25.8 million, $25.6 million, $8.7 million, $1.3 million and $1.1 million, respectively. Sources of cash included a $5.6 million decrease in prepaid expenses and other assets and an increase of $1.9 million in accounts payable. These sources of cash were partially offset by a $4.5 million increase in inventories and a $1.5 million increase in accounts receivable due to timing of customer payments.

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

Cash from Investing Activities

Our investing activities in the nine months ended September 30, 2024 resulted in a $17.5 million net use of cash, primarily consisting of $14.2 million used for purchases of property and equipment (primarily production-related machinery and equipment) and $9.5 million for the Odyssey acquisition, partially offset by $6.2 million of proceeds from sales and maturities of marketable securities, net of purchases.

Our investing activities in the nine months ended September 30, 2023 resulted in $25.9 million net use of cash, primarily consisting of $11.1 million used for purchases of marketable securities net of proceeds from sales and maturities, and $14.7 million used for purchases of property and equipment, primarily production-related machinery and equipment.

Cash from Financing Activities

Our financing activities in the nine months ended September 30, 2024 resulted in a $54.4 million net use of cash, consisting of $34.1 million for the payment of dividends to stockholders and $26.0 million for the repurchase of our common stock, partially offset by proceeds of $5.7 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the nine months ended September 30, 2023 resulted in a $34.3 million net use of cash, consisting of $32.7 million for the payment of dividends to stockholders and $7.8 million for the repurchase of our common stock, partially offset by $6.2 million from the issuance of shares through our employee stock purchase plan.

Dividends

In February 2023, our board of directors declared dividends of $0.19 per share to be paid to stockholders of record at the end of each quarter in 2023. In October 2023, our board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.20 per share to be paid at the end of the fourth quarter of 2023 (in lieu of the previously declared dividend of $0.19 per share) and at the end of each quarter in 2024. In October 2024, our board of directors raised the quarterly cash dividend again with the declaration of five cash dividends of $0.21 per share to be paid at the end of the fourth quarter of 2024 (in lieu of the previously declared dividend of $0.20 per share) and at the end of each quarter in 2025.

Dividend payouts of $11.4 million occurred on March 28, 2024, June 28, 2024 and September 30, 2024. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

Stock Repurchases

As of December 31, 2023, we had $26.0 million remaining under our stock-repurchase program. We exhausted this authorization in the nine months ended September 30, 2024, purchasing approximately 371,000 shares of our common stock for $26.0 million. In October 2024, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. The program has no expiration date. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of September 30, 2024, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of September 30, 2024, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first nine months of 2024. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

POWER INTEGRATIONS, INC.

Dated:	November 6, 2024	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)