Form 10-K
period 2024-12-31
POWER INTEGRATIONS INC
filed 2025-02-07
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.0 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 3, 2025, 56,933 thousand shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2025 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: if demand for our products declines in our major end markets, our net revenues will decline; we do not have long-term contracts with any of our customers and if they fail to place orders for our products, or if they cancel or reschedule orders, our operating results and our business may suffer; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; if our products do not penetrate additional markets, our business will not grow as we expect; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We make these forward-looking statements based upon information available on the date of this Form 10-K, and expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws. In evaluating these statements, you should specifically consider the risks described under Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including appliances, industrial controls, mobile devices such as smartphones, tablets and notebook computers, electronic utility meters, battery-powered tools, and “home-automation,” or “internet of things” applications such as networked thermostats, power strips and security devices. Variations of our power-supply ICs are used for high-voltage power conversion in electric vehicles (“EVs”). We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-driver ICs for brushless DC (“BLDC”) motors used in consumer appliances, HVAC systems, ceiling fans and a variety of industrial applications.

We also offer high-voltage gate drivers—either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry—used to operate high-voltage switches such as insulated-gate bipolar transistors (“IGBTs”) and silicon-carbide (“SiC”) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from approximately 100 kilowatts up to gigawatts) such as industrial motors, solar- and wind-power systems, electric locomotives, EVs and high-voltage DC transmission systems.

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

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since then, we have expanded our SAM to approximately $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market In 2018 we introduced our BridgeSwitch™ motor-driver ICs for BLDC motors, and in 2024 we introduced BridgeSwitch-2, extending the addressable power range of our motor-driver products up to about one horsepower. We have recently introduced a range of products targeting the EV market; we plan to introduce additional products for EVs in the future, and expect automotive applications to become a significant portion of our SAM over time.

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

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging from 100 kilowatts up to gigawatts, and motor-drive applications up to approximately one horsepower. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service. In 2022 we launched PowerPros℠, a live online video support service that enables power-supply designers to talk directly with members of our applications engineering team 24 hours a day, six days a week, anywhere in the world.
●	Leverage the performance benefits of our proprietary gallium-nitride (“GaN”) technology. In 2019 we began incorporating our proprietary PowiGaN™ gallium-nitride transistors in some of our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology, and developed new generations of our GaN technology capable of supporting voltages as high as 1700 volts. While high-voltage GaN transistors have historically been more costly to produce than comparable silicon transistors, we have achieved cost reductions such that our GaN devices are approaching cost parity with silicon MOSFETs.

We are developing additional products incorporating GaN transistors, which we believe will enable us to address higher-power applications than we address with our current range of products, and further expand our SAM as discussed above. We expect such applications to include power supplies used in  data centers delivering artificial intelligence (AI) services, in communications network infrastructure equipment and in onboard-charging circuitry for EVs, among others.

Additionally, we are developing GaN technologies capable of supporting higher power output than today’s GaN devices, with an aim of developing products to address power-switching modules in EV drivetrains, which currently incorporate SiC and IGBT modules. In July 2024 we acquired the assets of Odyssey Semiconductor, a developer of so-called vertical GaN technology, in an effort to accelerate our development of higher-power GaN devices. We believe the development of such technologies will take several years to complete.

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

Products in our current IC families can address AC-DC power supplies with output power up to approximately 500 watts as well as some high-voltage DC-DC applications; our high-voltage gate drivers are used in applications with power levels ranging from approximately 100 kilowatts to gigawatts, while our motor-driver ICs address BLDC applications up to about one horsepower. Within each of our product families, designers can scale up or down in power to address a wide range of designs with minimal design effort.

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

We believe we offer products that enable manufacturers to meet or exceed these regulations, and all other such regulations of which we are aware. Since 1998, our AC-DC power-conversion ICs have featured our EcoSmart technology which drastically reduces standby power waste. We have sold more than 21 billion ICs featuring EcoSmart technology, resulting in estimated annual savings of about 15 terawatt-hours of standby power worldwide. In 2010 we expanded our portfolio of energy-saving products with the introduction of our CapZero and SenZero IC families, which eliminate additional sources of standby waste in some power supplies. We also offer a range of products designed specifically for LED-lighting applications. Our GaN technology, introduced in 2019, also dramatically improves the active-mode efficiency of power-supplies. Our InnoMux products, also introduced in 2019, enhance active-mode efficiency in systems with multiple DC outputs by eliminating the losses incurred in separate DC-DC conversion stages.

Products

Below is a brief description of our products:

●	AC-DC power conversion products

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since then, we have introduced a wide range of products (such as our TinySwitch, LinkSwitch and Hiper families) to increase the level of integration and improve upon the functionality of the original TOPSwitch, and to broaden the range of power levels we can address.

In 2014 we introduced our InnoSwitch product family, the first power-supply ICs to combine primary, secondary and feedback circuits into a single package. These ICs employ a proprietary technology known as FluxLink to enable precise control without the need for optical components, which tend to add cost and diminish the reliability of power supplies. In 2019 we began offering InnoSwitch ICs with more-efficient GaN transistors rather than silicon transistors. In 2023 we announced new versions of our InnoSwitch products incorporating GaN transistors with higher voltage ratings of 900 volts and 1250 volts; earlier GaN products feature transistors rated at 750 volts. In 2019 we introduced InnoMux ICs, which provide up to three DC outputs, eliminating the need for additional power-management circuitry in certain end products requiring multiple voltages while significantly increasing efficiency. In 2024 we introduced InnoMux-2 products, featuring GaN transistors rated at 1700 volts.

This portfolio of power-conversion products generally addresses power supplies up to about 500 watts of output. This market consists of an extremely broad range of applications including consumer appliances, utility meters, LCD monitors, tablets, smartphones, computers, TVs, and numerous other consumer and industrial applications, as well as LED lighting. We also now offer automotive-qualified versions of certain products, such as InnoSwitch ICs, for use in EVs.

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

The BridgeSwitch family of products, introduced in 2018, is a family of motor-driver ICs addressing BLDC motor applications up to approximately 400 watts. In 2024 we introduced BridgeSwitch-2 ICs, extending the addressable power range to about one horsepower, or 746 watts. Applications for ICs in the BridgeSwitch families include refrigerator compressors, ceiling fans, air purifiers and circulation pumps, as well as pumps and fans used in appliances such as dishwashers, laundry machines and boilers. BridgeSwitch products are complemented by our Motor-Expert software, which provides configuration and diagnostic tools for design engineers.

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

The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2024	2023	2022
Communications	12%	29%	21%
Computer	14%	12%	10%
Consumer	39%	27%	33%
Industrial	35%	32%	36%

Our products are used in a vast range of power-conversion applications in the above-listed end-market categories. The following chart lists the most prominent applications for our products in each category.

Market Category	Primary Applications
Communications	Mobile-phone chargers, broadband modems, wi-fi routers, other network and telecom gear
Computer	Desktop PCs and monitors, servers, adapters for tablets and notebook computers, other computer peripherals
Consumer	Major and small appliances, air conditioners and other comfort appliances, TVs and set-top boxes, video-game consoles
Industrial

Industrial controls, LED lighting, utility meters, motor controls, uninterruptible power supplies, battery-powered tools, networked thermostats, power strips and other “smart home” devices, industrial motor drives, renewable energy systems, electric locomotives, electric passenger cars and commercial vehicles, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Canada, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 30%, 31% and 30% of our net product revenues in 2024, 2023 and 2022, respectively, while sales to distributors accounted for the remainder in each of the corresponding years. Most of our distributors are entitled to return privileges based on revenues and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Historically, our business has been characterized by short-lead-time orders and quick delivery schedules.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 79%, 80% and 76% of net revenues in 2024, 2023 and 2022, respectively. In 2024, two customers, both distributors, each accounted for more than 10% of revenues, in 2023, three customers, all distributors, each accounted for more than 10% of revenues, and in 2022, two customers, both distributors, each accounted for more than 10% of revenues.

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

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. In 2024, we received 26 U.S. and 49 foreign patents. As of December 31, 2024, we held 285 U.S. and 370 foreign patents. Both U.S. and foreign patents have expiration dates ranging from 2025 to 2045. While our patent portfolio as a whole is important to the success of our business, we are not materially dependent upon any single patent. We also hold trademarks in the U.S. and various other geographies including Brazil, China, the European Union, Hong Kong, India, Japan, Korea, Russia, Switzerland, Taiwan, Turkey, and the United Kingdom.

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

Competition

Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as STMicroelectronics, Infineon Technologies and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage silicon or GaN transistors. Such controller chips are produced by a large number of vendors, including those listed above as well as others including NXP Semiconductors, Diodes Inc., On-Bright Electronics, MediaTek Inc., Renesas Electronics and, in recent years, an increasing number of Chinese suppliers such as Southchip Semiconductor, Chipown Microelectronics and Hangzhou Silan Microelectronics Co. Our gate-driver products compete with alternatives from such companies as Infineon, Mitsubishi Electric, Fuji Electric, Semikron and Hangzhou Firstack Technology Co., as well as driver circuits made up of discrete devices. Our motor-driver ICs compete with power modules from such companies as ON Semiconductor, Infineon, STMicroelectronics, Mitsubishi and Sanken as well as discrete designs from a wide range of other suppliers. In general, we expect competition from Chinese semiconductor vendors to intensify over time reflecting China’s stated aim to develop its domestic semiconductor industry.

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

See also our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K under “Risks Related to Laws and Regulations.”

Human Capital

As of December 31, 2024, we employed 865 full-time personnel across 15 countries with 342, or 40% of the total, residing in North America, while 60% resided offshore comprising 400 in the Asia-Pacific region and 123 across Europe. As of December 31, 2024, 6% of our worldwide employees were foreign nationals, defined as individuals requiring employment visas in the countries where they are employed. Women comprise approximately 24% of our total U.S. workforce and 34% of our non-technical U.S. workforce. The ethnic makeup of our U.S. workforce is approximately as follows: 63% Asian; 26% white; 6% Hispanic or Latino; 5% other.

Innovation is the lifeblood of our company, and we depend on our people to sustain our competitive advantage. To attract and retain talented employees, we offer competitive compensation with generous comprehensive benefits for employees and dependents (including domestic partners). We offer health, dental and vision insurance, covering 85% of the cost of employee health insurance in 2024, flexible spending accounts for healthcare and child-care expenses, matching 401(k) contributions (at a rate of 50% of the employee contribution, up to a maximum of 4% of the employee’s eligible compensation), employee stock plans, paid vacation and family leave, life and disability insurance, flu vaccinations, tuition reimbursement, charitable gift matching, health-and-wellness programs designed to promote physical well-being and other mental health services. Approximately 97% of eligible U.S. employees participate in our 401(k) plan and 64% of eligible employees participated in the most recent offering period of our employee stock purchase plan. These benefits, combined with our culture of innovation and sustainable growth, contribute to below-average employee turnover relative to our industry and an average tenure of nearly 7 years. In 2022, 2023 and 2024 we were certified by Great Place to Work® based on the results of anonymous surveys of employees; in the 2024 survey, 87% of employees stated that Power Integrations is a great place to work, compared to an average of 57% for U.S. companies according to Great Place to Work.

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

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Information About Our Executive Officers

As of January 31, 2025, our executive officers, who were appointed by and serve at the discretion of our board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	70
Douglas Bailey	Vice President, Marketing	58
Radu Barsan	Vice President, Technology	72
Sunil Gupta	Vice President, Operations	52
Gagan Jain	Vice President, Worldwide Sales	47
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	65
Clifford Walker	Vice President, Corporate Development	73

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

Radu Barsan has served as our vice president of technology since January 2013, leading our foundry engineering, technology development and quality organizations. Prior to joining Power Integrations, Dr. Barsan served as chairman and CEO at Redfern Integrated Optics, Inc., a supplier of single frequency narrow linewidth lasers, modules, and subsystems, from 2001 to 2013. Previously, he served in a succession of engineering-management and technology development roles at Phaethon Communications, Inc., a photonics technology company, Cirrus Logic, Inc., a high-precision analog and digital signal processing company, Advanced Micro Devices, a semiconductor company, Cypress Semiconductor, Inc., a semiconductor company and Microelectronica a semiconductor company. Dr. Barsan has 48 years of commercial experience in semiconductor and photonic components development, engineering and operations.

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

Gagan Jain has served as our vice president, worldwide sales since September 2024. Mr. Jain joined Power Integrations in 2013, managing the company's industrial and high-power gate-driver business in Japan before being promoted to director of sales for Japan. In 2016, he relocated to the company's San Jose headquarters to assume the role of senior sales director for the Americas. He was promoted to the role of vice president, worldwide sales in 2024. Prior to joining Power Integrations, Mr. Jain held various managerial positions at Infineon Technologies Japan in the industrial module and bi-polar devices business; earlier roles included business development and technical sales in India and Japan focusing on the Asia-Pacific, Europe and South Africa markets.

Sandeep Nayyar has served as our vice president and chief financial officer since June 2010. Previously Mr. Nayyar served as vice president of finance at Applied Biosystems, Inc., a developer and manufacturer of life-sciences products, from 2002 to 2009. Mr. Nayyar was a member of the executive team with world-wide responsibilities for finance. From 1990 to 2001, Mr. Nayyar served in a succession of financial roles including vice president of finance at Quantum Corporation, a computer storage company. Mr. Nayyar also worked for five years in the public-accounting field at Ernst

& Young LLP. Mr. Nayyar is a Certified Public Accountant, Chartered Accountant and has a Bachelor of Commerce from the University of Delhi, India. Mr. Nayyar serves as a director and audit-committee chairman of Penguin Solutions, Inc. (formerly Smart Global Holdings, Inc.), a manufacturer of specialty memory solutions since his appointment in 2014. He was the lead independent director from 2021 to 2022.

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

Some of the factors that could affect our operating results include the following:

●	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations, rising inflation or other changes in macroeconomic conditions;
●	reliance on international sales activities for a substantial portion of our net revenues;
●	the volume and timing of orders received from customers;
●	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;
●	the ability of our products to penetrate additional markets;
●	our ability to develop and bring to market new products and technologies on a timely basis;
●	undetected defects and failures in meeting the exact specifications required by our products;
●	warranty claims, product liability claims and product recalls;
●	failure, disruption, security breaches, or other incidents impacting our information technology infrastructure or information management systems;
●	interruptions in our information technology systems;
●	competitive pressures on selling prices;
●	risks associated with our supply chain including, the volume, cost and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
●	our ability to attract and retain qualified personnel;
●	the lengthy timing of our sales cycle;
●	earthquakes, fire or other disasters;
●	we face risks related to global health crises, which has disrupted and may again disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, which could have a material adverse impact on our business, financial condition, operating results and cash flows;

●	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
●	the inability to adequately protect or enforce our intellectual property rights;
●	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;
●	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay;
●	changes in environmental laws and regulations, including with respect to energy consumption and climate change;
●	uncertainties arising out of economic consequences of current and potential military actions, including current on-going conflicts in Ukraine and the Middle East, or terrorist activities and associated political instability;
●	risks associated with acquisitions and strategic investments;
●	our ability to successfully integrate, or realize the expected benefits from, our acquisitions; and
●	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting.

Risks Related to the Operation and Growth of Our Business

If demand for our products continues to decline in our major end markets, our net revenues will decline further. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. A limited number of applications of our products, such as consumer appliances and cellphone chargers, make up a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. Demand for end products incorporating our products has been highly cyclical over time and has been impacted by economic downturns; our recent results have been impacted by economic conditions including inflation and the effects of anti-COVID measures in China. Any further economic slowdown in the end markets that we serve could cause a further slowdown in demand for our ICs, causing our net revenues to decline further and potentially result in write-offs of excess or obsolete inventory, which could cause the price of our stock to fall.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 98%, 98% and 96% of our net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 79%, 80% and 76% of our net revenues in each of the years ended December 31, 2024, 2023 and 2022, respectively. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 70%, 69% and 70% of net revenues in the years ended December 31, 2024, 2023 and 2022, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition. We face an inherent business risk of exposure to warranty and product liability claims if products fail to perform as expected or any such failure is alleged to result in bodily injury, death, and/or property damage. In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recalls. Some OEMs expect suppliers to warrant their products for longer periods of time and are increasingly looking to them for contribution when faced with product liability claims or recalls. We carry various commercial liability policies, including umbrella/excess policies which provide some protection against product liability exposure. However, a successful warranty or product liability claim against us in excess of our available insurance coverage, or a requirement that we participate in a product recall, could have adverse effects on our business results. Further, in the future, it is possible that we will not be able to obtain insurance coverage in the amounts and for the risks we seek at policy costs and terms we desire. Additionally, if our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially and adversely affect our business, results of operations and financial condition.

Any failure, disruption or security breach or incident otherwise impacting our information technology infrastructure or information management systems could have an adverse impact on our business and operations. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. As the frequency of cyber-attacks and resulting breaches reported by other businesses and governments increases, we expect to continue to devote significant resources to improve and maintain our IT infrastructure and its security. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our IT infrastructure. As the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. A breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect including but not limited to interruptions or delays in our business operations, loss of existing or future customers, and damage to our reputation, which could adversely affect our business, reputation, and financial results. We cannot guarantee that our implemented processes for IT and risk mitigation measures will be effective for IT systems under our control.

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

Interruptions in our information technology systems could adversely affect our business. We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including but not limited to new system implementations, faulty software provided by one of our security vendors, computer viruses, security breaches, or energy blackouts could have a material adverse impact on our operations, sales and operating results. We have implemented measures to manage our risks related to such disruptions, but such disruptions could still occur and negatively impact our operations and financial results.

Furthermore, the risk of state-supported and geopolitically motivated cybersecurity incidents may increase due to geopolitical instability. In addition, we may incur additional costs to remedy any damages caused by these disruptions or security breaches.

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2025 to 2045. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies. We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 14, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. For example, we are being sued in an ongoing case for patent infringement. Should we ultimately be determined to be infringing another party’s patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

Item 1C. Cybersecurity.

Cybersecurity Risk Assessment, Identification and Management

We are committed to protecting our information technology (“IT”) infrastructure, including computers, systems, corporate networks and sensitive data, from unauthorized access or attack. We have established global IT policies as well as IT security management control procedures designed to assess, identify, and manage material risks from cybersecurity threats, including but not limited to:

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

Our CISO has served in that position since 2018. Our CISO has extensive experience serving in executive and senior IT leadership positions over the past 25 years including eleven years at Cavium in a succession of information technology roles, including vice president of business systems, two years at ServiceNow as vice president of IT Applications, and eight years overseeing worldwide IT infrastructure, IT operations and information security at Pinnacle Systems.

We have in place an Incident Response Procedure policy to define our response to unauthorized network intrusions or other significant information security incidents, collectively cybersecurity incidents. The policy defines the standard operational process to determine if an event observed on a system could have caused a breach of the system or a compromise of sensitive data. This policy serves to establish a formal process to report incidents and track response activities. It also defines escalation processes within the Information Security team and further escalation to our Cybersecurity Incident Response Team. It is the responsibility of the Cybersecurity Incident Response team to determine if an incident is material. The Cybersecurity Incident Response Team consists of members from functional groups across our organization including executive management, IT, the CISO, legal, finance and operations. We may include other individuals, including third parties, as appropriate depending on the nature of the incident and system(s) involved. This cross-functional group allows us to address the operational impacts of cybersecurity incidents as and when they occur and to guide decisions related to materiality and, if applicable, disclosure. The Cybersecurity Incident Response Team is responsible for extrapolating cybersecurity incident event information into quantitative and qualitative impacts as they relate to our financial condition and operations. In addition, the Company’s Incident Response Procedure policy includes reporting to the board of directors for certain cybersecurity incidents.

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

At each quarterly board meeting, the full board receives the quarterly cybersecurity board update that is prepared by our CISO. The report provides a comprehensive cybersecurity update for the past quarter, usually including topics such as details on threat landscape, incident response, security metrics and performance, compliance and regulatory updates, cybersecurity investments and budget, employee security awareness and trainings, vendor risk management updates, business continuity and disaster recovery updates, and an update on cybersecurity strategy, projects and roadmap.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own an R&D facility in New Jersey, a design center in Germany and a multipurpose office building in Switzerland. We lease administrative office space in Singapore, R&D facilities in Canada, the United Kingdom, the Philippines, New York, and Malaysia, and sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our near-term needs; however, if headcount increases above capacity we may need to lease additional space.

Item 3. Legal Proceedings.

Information with respect to this item may be found in Note 14, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included later in this Annual Report on Form 10-K, which information is incorporated here by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “POWI”.

As of January 31, 2025, there were approximately 61 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

From time to time our board of directors has authorized the use of funds to repurchase shares of our common stock. In October 2024, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines.

As of December 31, 2024, we had approximately $48.1 million available for future stock repurchases. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors. There is no expiration date on the plan or the amount currently authorized.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the fourth quarter of fiscal 2024:

			Total Number of	Approximate Dollar Value
			Shares Purchased	that May Yet be
	Total	Average	as Part of	Repurchased Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
October 1, 2024 to October 31, 2024	—	—	—	$50.0
November 1, 2024 to November 30, 2024	13,903	$61.81	13,903	$49.1
December 1, 2024 to December 31, 2024	16,445	$63.38	16,445	$48.1
Total	30,348		30,348

Performance Graph (1)

The following graph shows the cumulative total return on an investment of $100 in cash on December 31, 2019, through December 31, 2024, in our common stock, the Nasdaq Composite Index and the PHLX Semiconductor Sector Index (SOX) and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Power Integrations, Inc.	100.00	166.78	190.35	148.28	171.35	130.27
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
PHLX Semiconductor (SOX)	100.00	153.66	219.51	142.94	238.72	287.31
(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,  2023. The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of our operations. It should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Our business and financial performance depends significantly on worldwide economic conditions. We face global macroeconomic challenges and risks including the effects of the conflicts in Ukraine and the Middle East, potential risks stemming from tensions between China and Taiwan and between China and Western countries, volatility in exchange rates, cyclical demand patterns common for our industry, inflation, tariffs and other risks associated with the global trade environment.

Our net revenues were $419.0 million and $444.5 million in 2024 and 2023, respectively. The decline in revenues in 2024 was driven by lower sales into the communications end-market, primarily reflecting greater use of Chinese-made components in chargers manufactured for Chinese smartphone vendors, as well as increased decoupling of smartphone handsets and chargers. Revenues from the consumer, industrial and computer categories increased compared to the prior year.

We believe that demand for our products has been negatively affected in recent years by an array of macroeconomic and geopolitical factors including reduced consumer spending and a reduction in home sales in response to inflation and higher interest rates, general economic weakness in China, particularly in the residential real estate market, weaker industrial activity and the conflicts in Ukraine and the Middle East. We believe these factors have exacerbated the effects of a cyclical downturn in the semiconductor industry; such downturns are commonly experienced following periods of strong growth‒such as that observed during the COVID-19 pandemic‒during which supply-chain participants tend to accumulate excess inventories. Inventories at distributors of our products have decreased significantly in recent periods, enabling our sales to align more closely with end-market demand; this contributed to an increase in net revenues in the fourth quarter of 2024 compared to the fourth quarter of 2023.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 79% and 80% of net revenues in 2024 and 2023, respectively. International sales represented approximately 98% of net revenues for both 2024 and 2023.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.4%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $224.8 million or 54% of net revenues in 2024, compared to $229.0 million or 52% of net revenues in 2023. Our gross margin increased in 2024 due to the favorable impact of the dollar/yen exchange rate on our wafer costs, manufacturing efficiencies including the benefit of higher unit volumes on our manufacturing costs per unit, and favorable end-market mix with a greater percentage of sales coming from higher-margin market categories.

Total operating expenses in 2024 were $206.8 million, an increase of $12.9 million as compared to 2023, primarily due to increased stock-based compensation expense and higher salary- and benefit-related expenses driven by increased headcount, annual salary increases and higher costs associated with employee health insurance and other benefits.

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

Our critical accounting policies which reflect our more significant estimates are as follows:

*	revenue recognition;
*	inventory valuation.

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

Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of our products held in their inventory or upon sale to their end customers. We recognize revenue from sales to distributors upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship-and-debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, we issue a credit memo to the distributor for the ship-and-debit claim. In determining the transaction price, we consider ship-and-debit price adjustments to be variable consideration. At the time revenue is recognized on sales to distributors, future ship-and-debit price adjustments are unknown and therefore subject to uncertainty. Such price adjustments are estimated using the expected-value method based on an analysis of actual ship-and-debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. The reserve for ship-and-debit claims decreased by $9.6 million between December 31, 2024 and December 31, 2023, primarily due to lower inventory levels held by distributors. Historically, actual price adjustments for ship-and-debit claims have not materially differed from those estimated when determining the transaction price. To the extent future ship-and-debit claims significantly exceed amounts estimated, there could be a material impact on our revenues and results of operations.

Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation returns are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. Historically, these distributor stock rotation returns have not been material.

Inventory valuation

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

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	46.4	48.5	43.7
Gross profit	53.6	51.5	56.3
Operating expenses:
Research and development	24.1	21.6	14.4
Sales and marketing	16.2	14.5	9.6
General and administrative	9.1	7.5	4.4
Other operating expenses, net	—	—	0.2
Total operating expenses	49.4	43.6	28.6
Income from operations	4.2	7.9	27.7
Other income	3.1	2.4	0.5
Income before income taxes	7.3	10.3	28.2
Provision (benefit) for income taxes	(0.4)	(2.2)	2.0
Net income	7.7%	12.5%	26.2%

Comparison of Years Ended December 31, 2024 and 2023

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Revenues declined in 2024 compared to the prior year driven by lower sales into the communications end-market, primarily reflecting greater use of Chinese-made components in chargers manufactured for Chinese smartphone vendors, as well as increased decoupling of smartphone handsets and chargers. Revenues from the consumer, industrial and computer end-market categories increased compared to the prior year.

Our approximate net revenue mix by end-markets served in 2024, 2023 and 2022 is as follows:

End Market	2024	2023	2022
Communications	12%	29%	21%
Computer	14%	12%	10%
Consumer	39%	27%	33%
Industrial	35%	32%	36%

Sales to customers outside of the United States were $412.5 million and $435.9 million in 2024 and 2023, respectively, representing 98% of net revenues in both 2024 and 2023. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for 84% of our net revenues in both 2024 and 2023. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.

Sales to distributors accounted for 70% and 69% of our net revenues in 2024 and 2023, respectively, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder in each of the corresponding years.

The following customers represented 10% or more of our net revenues for the respective years:

Customer	2024	2023	2022
Avnet	30%	27%	31%
Honestar Technologies Co., Ltd.	11%	18%	11%
Salcomp Group	*	10%	*
*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the years ended December 31, 2024, 2023 and 2022:

(dollars in millions)	2024	Change	2023	Change	2022
Gross profit	$224.8	(1.8)%	$229.0	(37.6)%	$366.9
Gross margin	53.6%		51.5%		56.3%

Our gross margin increased in 2024 as compared to 2023 due to the favorable impact of the dollar/yen exchange rate on our wafer costs, manufacturing efficiencies including the benefit of higher unit volumes on our manufacturing costs per unit, and favorable end-market mix with a greater percentage of sales coming from higher-margin end-market categories.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the years ended years ended December 31, 2024, 2023 and 2022:

(dollars in millions)	2024	Change	2023	Change	2022
R&D expenses	$100.8	4.9%	$96.1	2.3%	$93.9
Headcount (at period end)	311		282		310

R&D expenses increased in 2024 compared to 2023 primarily due to increased stock-based compensation expense related to performance-based awards and higher salaries- and benefit-related expenses due to increased headcount and annual salary increases. The addition of the employees of Odyssey Semiconductor in July 2024 contributed to the increase.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as facilities expenses, including expenses associated with our regional sales and support offices. The following table compares sales and marketing expenses for the years ended December 31, 2024, 2023 and 2022:

(dollars in millions)	2024	Change	2023	Change	2022
Sales and marketing expenses	$67.8	5.0%	$64.6	3.2%	$62.6
Headcount (at period end)	330		317		320

S&M expenses increased in 2024 compared to 2023 primarily due to increased stock-based compensation expense related to performance-based awards and higher salaries- and benefit-related expenses due to increased headcount and annual salary increases.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2024, 2023 and 2022:

(dollars in millions)	2024	Change	2023	Change	2022
G&A expenses	$38.2	15.0%	$33.2	15.0%	$28.9
Headcount (at period end)	84		79		72

G&A expenses increased in 2024 primarily due to increased stock-based compensation expense related to performance-based awards, higher salaries- and benefit-related expenses due to increased headcount and annual salary increases as well as increased professional services.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The following table compares other income for the years ended December 31, 2024, 2023 and 2022:

(dollars in millions)	2024	Change	2023	Change	2022
Other income	$12.8	18.2%	$10.8	259.9%	$3.0

Other income increased in 2024 due primarily to an increase in interest income resulting from higher yields earned on our investments.

Provision (benefit) for income taxes. Provision for income taxes represents federal, state and foreign taxes. The following table compares the provision for income taxes for the years ended December 31, 2024, 2023 and 2022:

(dollars in millions)	2024	Change	2023	Change	2022
Provision (benefit) for income taxes	$(1.5)	(84.9)%	$(9.8)	(178.2)%	$12.6
Effective tax rate	(4.8)%		(21.4)%		6.9%

In 2024 and 2023, the effective tax rate was lower than the statutory U.S. federal income-tax rates of 21% due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based compensation. Additionally, in 2024 and 2023, our effective tax rate was favorably impacted by a discrete item associated with the release of unrecognized tax benefits. These benefits were offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under tax holidays in any jurisdiction. For additional details, refer to Note 11, Provision (Benefit) for Income Taxes, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We had $300.0 million in cash, cash equivalents and short-term marketable securities at December 31, 2024 compared to $311.6 million at December 31, 2023. As of December 31, 2024 and 2023, we had working capital, defined as current assets less current liabilities, of approximately $458.7 million and $462.7 million, respectively.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022 to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates (“SOFR”) as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2024 and 2023, we had no advances outstanding under the Credit Agreement.

Cash from Operating Activities

Our operating activities generated cash of $81.2 million and $65.8 million in the years ended December 31, 2024 and 2023, respectively. We generate cash primarily from operating activities in the ordinary course of business.

In 2024, our net income was $32.2 million, which included non-cash expenses of $33.3 million of depreciation, $35.1 million of stock-based compensation and $1.3 million of intangibles amortization partially offset by a $8.4 million increase in deferred income taxes. Sources of cash included a $3.5 million increase in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $4.0 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $12.3 million increase in accounts receivable, a $2.4 million increase in inventories, and a $3.5 million decrease in taxes payable and accrued liabilities.

In 2023, our net income was $55.7 million, which included non-cash expenses of $35.2 million of depreciation, $28.5 million of stock-based compensation and $2.2 million of intangibles amortization partially offset by a $9.2 million increase in deferred income taxes. Sources of cash included a $6.6 million decrease in accounts receivable. These sources of cash were partially offset by a $27.7 million increase in inventories due to softening demand during the year, a $18.2 million decrease in taxes payable and accrued liabilities, a $5.4 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $1.2 million increase in prepaid expenses and other assets.

Cash from Investing Activities

Our investing activities in the year ended December 31, 2024 resulted in a $25.9 million net use of cash, consisting primarily of $17.3 million for purchases of property and equipment and $9.5 million for the Odyssey acquisition, partially offset by $0.9 million of proceeds from sales and maturities of marketable securities, net of purchases.

Our investing activities in the year ended December 31, 2023 resulted in a $14.2 million net use of cash, consisting primarily of $20.9 million for purchases of property and equipment, primarily production-related machinery and equipment, partially offset by $6.7 million of proceeds from sales and maturities of marketable securities, net of purchases.

Cash from Financing Activities

Our financing activities in the year ended December 31, 2024, resulted in a $68.2 million net use of cash. Financing activities consisted primarily of $46.0 million for the payment of dividends to stockholders and $27.9 million for the repurchase of our common stock, partially offset by proceeds of $5.7 million from the issuance of common stock through our employee stock purchase plan.

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

In October 2024, our board of directors raised the cash dividend again with the declaration of five cash dividends of $0.21 per share to be paid to stockholders of record at the end of the fourth quarter in 2024 (in lieu of the $0.20 per share announced in October 2023) and at the end of each quarter in 2025.

The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Stock Repurchases

Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $100.0 million in October 2022 with repurchases to be executed according to pre-defined price/volume guidelines. As of December 31, 2022, we had $81.3 million remaining under our stock-repurchase program.

In 2023, we repurchased 0.8 million shares for $55.3 million, leaving $26.0 million in funds authorized as of December 31, 2023. We exhausted this authorization in April 2024. In October 2024, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. As of December 31, 2024, $48.1 million remained under this repurchase authorization; the program has no expiration date. In 2024, we repurchased a total of 0.4 million shares of the Company’s common stock for $27.9 million. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Capital Expenditures

Cash paid for property and equipment in the year ended December 31, 2024 was $17.3 million. We expect capital expenditures in fiscal 2025 to be primarily for machinery and equipment for use in the manufacture of our products to support future growth. We expect to fund these capital expenditures with cash on hand as well as cash provided by future operations.

Off-Balance-Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of December 31, 2024, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

Contractual Obligations

As of December 31, 2024, we had the following non-cancelable contractual obligations:

	Payments Due by Period
		Less than 1
(In thousands)	Total	Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations(1)	$19,003	$3,849	$7,054	$4,035	$4,065
Purchase obligations(2)	$37,877	$37,877	$—	$—	$—
(1)	Operating lease obligations represent undiscounted non-cancelable remaining lease payments.
(2)	Purchase obligations represent commitments to our suppliers and other parties for the purchases of goods and services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, and purchases of property and equipment.

In addition to operating lease and purchase obligations, we have a contractual obligation related to income tax as of December 31, 2024, which primarily comprises unrecognized tax benefits of approximately $15.2 million, and was classified as contra deferred tax assets or long-term income taxes payable in our consolidated balance sheet. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy the cash requirements for these contractual obligations.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2024 and 2023, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2024 or December 31, 2023, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2024, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2024. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2024
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$132	$263

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.

We have R&D and sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2024 and 2023, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Nevertheless, as a result of our above-mentioned supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.4%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the determination of excess and obsolete inventories within work-in-process and finished goods inventories as a critical audit matter due to the significant assumptions made by management when determining the excess and obsolete inventory quantities and the resulting provision. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s excess and obsolete provision for work-in-process and finished goods inventories.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assumptions used in determining the excess and obsolete provision for work-in-process and finished goods inventories included the following, among others:

*	We tested the effectiveness of the control over the determination of the provision for excess and obsolete inventories, including work-in-process and finished goods inventories.
*	We selected a sample of products from work-in-process and finished goods inventories as of December 31, 2023, and evaluated management's ability to accurately estimate forecasted demand by comparing the respective products usage for the year ended December 31, 2024, to estimates made in the prior year.
*	We selected a sample of products from work-in-process and finished goods inventories and evaluated the reasonableness of management's provision for work-in-process and finished goods inventories by considering recent usage, historical usage, contracts and communications with customers, expected product lifecycles, macroeconomic conditions, and inquiries with sales personnel.
*	We considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analyst reports, as well as our observations and inquiries as to changes within the business.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 7, 2025

We have served as the Company’s auditor since 2005.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands)	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,972	$63,929
Short-term marketable securities	249,023	247,640
Accounts receivable, net	27,172	14,674
Inventories	165,612	163,164
Prepaid expenses and other current assets	21,260	22,193
Total current assets	514,039	511,600
PROPERTY AND EQUIPMENT, net	149,562	164,213
INTANGIBLE ASSETS, net	8,075	4,424
GOODWILL	95,271	91,849
DEFERRED TAX ASSETS	36,485	28,325
OTHER ASSETS	25,394	19,457
Total assets	$828,826	$819,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,789	$26,390
Accrued payroll and related expenses	13,987	13,551
Taxes payable	961	1,016
Other accrued liabilities	10,580	7,910
Total current liabilities	55,317	48,867
LONG-TERM INCOME TAXES PAYABLE	3,871	6,244
OTHER LIABILITIES	19,866	12,516
Total liabilities	79,054	67,627
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000 shares
Outstanding - 56,837 and 56,738 shares in 2024 and 2023, respectively	22	23
Additional paid-in capital	18,734	—
Accumulated other comprehensive loss	(3,023)	(1,462)
Retained earnings	734,039	753,680
Total stockholders’ equity	749,772	752,241
Total liabilities and stockholders’ equity	$828,826	$819,868

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
NET REVENUES	$418,973	$444,538	$651,138
COST OF REVENUES	194,222	215,582	284,231
GROSS PROFIT	224,751	228,956	366,907

OPERATING EXPENSES:
Research and development	100,790	96,067	93,894
Sales and marketing	67,825	64,598	62,574
General and administrative	38,207	33,232	28,897
Other operating expenses, net	—	—	1,130
Total operating expenses	206,822	193,897	186,495
INCOME FROM OPERATIONS	17,929	35,059	180,412
OTHER INCOME	12,825	10,848	3,014
INCOME BEFORE INCOME TAXES	30,754	45,907	183,426
PROVISION (BENEFIT) FOR INCOME TAXES	(1,480)	(9,828)	12,575
NET INCOME	$32,234	$55,735	$170,851

EARNINGS PER SHARE:
Basic	$0.57	$0.97	$2.96
Diluted	$0.56	$0.97	$2.93

SHARES USED IN PER SHARE CALCULATION:
Basic	56,820	57,195	57,801
Diluted	57,130	57,622	58,371

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income	$32,234	$55,735	$170,851
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2024, 2023 and 2022	(512)	(420)	(985)
Unrealized gain (loss) on marketable securities, net of ($195), $0 and $0 tax in 2024, 2023 and 2022, respectively	437	5,579	(4,158)
Unrealized actuarial gain (loss) on pension benefits, net of tax of $266, ($130) and ($271) in 2024, 2023 and 2022, respectively	(1,486)	723	1,536
Total other comprehensive income (loss)	(1,561)	5,882	(3,607)
TOTAL COMPREHENSIVE INCOME	$30,673	$61,617	$167,244

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2022	59,913	$28	$162,301	$(3,737)	$753,440	$912,032
Issuance of common stock under employee stock option and stock award plans	731	—	257	—	—	257
Repurchase of common stock	(3,770)	(4)	(190,827)	—	(120,263)	(311,094)
Issuance of common stock under employee stock purchase plan	87	—	5,905	—	—	5,905
Stock-based compensation expense related to employee stock awards	—	—	20,494	—	—	20,494
Stock-based compensation expense related to employee stock purchases	—	—	1,870	—	—	1,870
Payment of dividends to stockholders	—	—	—	—	(41,492)	(41,492)
Unrealized actuarial gain on pension benefits	—	—	—	1,536	—	1,536
Unrealized loss on marketable securities	—	—	—	(4,158)	—	(4,158)
Foreign currency translation adjustment	—	—	—	(985)	—	(985)
Net income	—	—	—	—	170,851	170,851
BALANCE AT DECEMBER 31, 2022	56,961	24	—	(7,344)	762,536	755,216
Issuance of common stock under employee stock option and stock award plans	476	—	—	—	—	—
Repurchase of common stock	(784)	(1)	(34,765)	—	(20,583)	(55,349)
Issuance of common stock under employee stock purchase plan	85	—	6,237	—	—	6,237
Stock-based compensation expense related to employee stock awards	—	—	26,624	—	—	26,624
Stock-based compensation expense related to employee stock purchases	—	—	1,904	—	—	1,904
Payment of dividends to stockholders	—	—	—	—	(44,008)	(44,008)
Unrealized actuarial gain on pension benefits	—	—	—	723	—	723
Unrealized gain on marketable securities	—	—	—	5,579	—	5,579
Foreign currency translation adjustment	—	—	—	(420)	—	(420)
Net income	—	—	—	—	55,735	55,735
BALANCE AT DECEMBER 31, 2023	56,738	23	—	(1,462)	753,680	752,241
Issuance of common stock under employee stock option and stock award plans	410	—	—	—	—	—
Repurchase of common stock	(402)	(1)	(22,042)	—	(5,838)	(27,881)
Issuance of common stock under employee stock purchase plan	91	—	5,700	—	—	5,700
Stock-based compensation expense related to employee stock awards	—	—	33,404	—	—	33,404
Stock-based compensation expense related to employee stock purchases	—	—	1,672	—	—	1,672
Payment of dividends to stockholders	—	—	—	—	(46,037)	(46,037)
Unrealized actuarial loss on pension benefits	—	—	—	(1,486)	—	(1,486)
Unrealized gain on marketable securities	—	—	—	437	—	437
Foreign currency translation adjustment	—	—	—	(512)	—	(512)
Net income	—	—	—	—	32,234	32,234
BALANCE AT DECEMBER 31, 2024	56,837	$22	$18,734	$(3,023)	$734,039	$749,772

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,234	$55,735	$170,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,303	35,203	34,930
Amortization of intangibles	1,279	2,173	2,415
Loss on disposal of property and equipment	240	100	1,371
Stock-based compensation expense	35,076	28,528	22,364
Amortization of premium (accretion of discount) on marketable securities	(1,637)	(351)	3,292
Deferred income taxes	(8,352)	(9,247)	(2,566)
Increase (decrease) in accounts receivable allowance for credit losses	(245)	(454)	690
Change in operating assets and liabilities:
Accounts receivable	(12,253)	6,616	19,867
Inventories	(2,448)	(27,744)	(36,154)
Prepaid expenses and other assets	4,001	(1,183)	7,343
Accounts payable	3,454	(5,435)	(3,836)
Taxes payable and accrued liabilities	(3,471)	(18,182)	(5,224)
Net cash provided by operating activities	81,181	65,759	215,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,286)	(20,884)	(39,211)
Proceeds from sale of property and equipment	—	—	1,202
Purchases of marketable securities	(105,716)	(191,211)	(55,820)
Proceeds from sales and maturities of marketable securities	106,602	197,942	172,165
Acquisition (Note 15)	(9,520)	—	—
Net cash provided by (used in) investing activities	(25,920)	(14,153)	78,336

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,700	6,237	6,162
Repurchase of common stock	(27,881)	(55,278)	(311,094)
Payments of dividends to stockholders	(46,037)	(44,008)	(41,492)
Net cash used in financing activities	(68,218)	(93,049)	(346,424)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,957)	(41,443)	(52,745)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,929	105,372	158,117
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,972	$63,929	$105,372

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,693	$2,747	$1,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$4,784	$13,769	$17,880

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

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

Segment Reporting

The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of integrated circuits and related components for use primarily in high-voltage power conversion. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

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

The U.S. tax rules require U.S. tax on foreign earnings, known as global intangible low taxed income (“GILTI”). Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).  We selected the deferred method of accounting and recorded the associated basis differences anticipated to influence prospective income inclusion calculations.

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result, the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its consolidated balance sheet. As of December 31, 2024 and 2023, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds, government securities and/or other high-quality commercial securities.

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $2.1 million, $2.1 million and $2.0 million in 2024, 2023 and 2022, respectively.

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2024, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in the consolidated statements of income.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in the accompanying consolidated statements of income. The Company recognized a loss of $0.3 million in 2024, a loss of $0.4 million in 2023 and an immaterial foreign exchange loss in 2022.

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

Advertising

Advertising costs are expensed as incurred and amounted to $1.5 million, $1.3 million and $1.4 million in 2024, 2023 and 2022, respectively.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Adoption of New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements and expand public entities’ segment disclosures in the annual and interim financial statements. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The Company adopted the new standard in fiscal year 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2025. Refer to Note 13. Segment Reporting.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) which requires additional disclosure of certain costs and expenses, including inventory purchases, employee compensation, selling expense and depreciation expense within the notes to financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

3. COMPONENTS OF THE COMPANY’S CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	December 31,	December 31,
(In thousands)	2024	2023
Accounts receivable trade	$57,308	$53,147
Allowance for ship and debit	(26,446)	(36,017)
Allowance for stock rotation and rebate	(3,254)	(1,775)
Allowance for credit losses	(436)	(681)
Total	$27,172	$14,674

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

	Allowance for Credit Losses
	Year Ended
	December 31,
(In thousands)	2024	2023
Beginning balance	$(681)	$(1,135)
Provision for credit loss expense	(1,475)	(619)
Receivables written off	—	—
Recoveries collected	1,720	1,073
Ending balance	$(436)	$(681)

Inventories

	December 31,	December 31,
(In thousands)	2024	2023
Raw materials	$101,414	$96,467
Work-in-process	27,271	24,727
Finished goods	36,927	41,970
Total	$165,612	$163,164

Property and Equipment

	December 31,	December 31,
(In thousands)	2024	2023
Land	$22,157	$22,178
Construction-in-progress	12,166	17,022
Building and improvements	93,248	92,049
Machinery and equipment	280,345	267,941
Computer software and hardware and office furniture and fixtures	72,862	67,450
Total	480,778	466,640
Less: Accumulated depreciation	(331,216)	(302,427)
Property and equipment, net	$149,562	$164,213

Depreciation expense for property and equipment for fiscal years ended December 31, 2024, 2023 and 2022, was approximately $33.3 million, $35.2 million and $34.9 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4 - 40	years
Machinery and equipment	2 - 8	years
Computer software and hardware and office furniture and fixtures	4 - 7	years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2024, 2023 and 2022, was approximately $209.7 million, $203.6 million and $190.3 million, respectively. In 2024, 2023 and 2022, approximately 10%, 11% and 12%, respectively, of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors. In 2024, 2023 and 2022, approximately 15% of total property and equipment (excluding accumulated depreciation was held by one of the Company’s subcontractors in Malaysia. No other country held 10% or more of total property and equipment in the periods presented.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of taxes, for the three years ended December 31, 2024:

	Unrealized Gains
	and Losses on			Foreign
	Available-for-Sale	Defined Benefit		Currency
(In thousands)	Securities	Pension Items		Items	Total
Balance at January 1, 2022	$(1,165)	$(674)		$(1,898)	$(3,737)
Other comprehensive income (loss) before reclassifications	(4,158)	1,459		(985)	(3,684)
Amounts reclassified from accumulated other comprehensive loss	—	77	(1)	—	77
Other comprehensive loss	(4,158)	1,536		(985)	(3,607)
Balance at December 31, 2022	(5,323)	862		(2,883)	(7,344)
Other comprehensive income (loss) before reclassifications	5,579	811		(420)	5,970
Amounts reclassified from accumulated other comprehensive loss	—	(88)	(1)	—	(88)
Other comprehensive income	5,579	723		(420)	5,882
Balance at December 31, 2023	256	1,585		(3,303)	(1,462)
Other comprehensive income (loss) before reclassifications	437	(1,319)		(512)	(1,394)
Amounts reclassified from accumulated other comprehensive loss	—	(167)	(1)	—	(167)
Other comprehensive loss	437	(1,486)		(512)	(1,561)
Balance at December 31, 2024	$693	$99		$(3,815)	$(3,023)
(1)	This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost for the years ended December 31, 2024, 2023 and 2022.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2024 and 2023, was as follows:

	Fair Value Measurement at
	December 31, 2024
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$2,048	$—	$2,048
Corporate securities	249,023	—	249,023
Money market funds	567	567	—
U.S. government securities	750	—	750
Total	$252,388	$567	$251,821

	Fair Value Measurement at
	December 31, 2023
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$20,275	$—	$20,275
Corporate securities	246,922	—	246,922
Money market funds	491	491	—
Total	$267,688	$491	$267,197

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2024 and 2023.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2024, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$10,972	$4	$(3)	$10,973
Total	10,972	4	(3)	10,973
Investments due in 4-12 months:
Corporate securities	87,346	159	(19)	87,486
Total	87,346	159	(19)	87,486
Investments due in 12 months or greater:
Corporate securities	149,817	860	(113)	150,564
Total	149,817	860	(113)	150,564
Total marketable securities	$248,135	$1,023	$(135)	$249,023

Accrued interest receivable was $2.8 million at December 31, 2024 and was recorded within prepaid expenses and other current assets on the consolidated balance sheet.

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

As of December 31, 2024 and 2023 the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was recorded. The following tables summarize marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
Corporate securities	$33,777	$(116)	$13,244	$(19)	$47,021	$(135)
Total marketable securities	$33,777	$(116)	$13,244	$(19)	$47,021	$(135)

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
Corporate securities	$102,729	$(371)	$25,401	$(340)	$128,130	$(711)
Total marketable securities	$102,729	$(371)	$25,401	$(340)	$128,130	$(711)

The Company does not intend to sell and it is unlikely that it will be required to sell the securities prior to their anticipated recovery. The weighted average interest rate of investments at December 31, 2024 and 2023, was approximately 5.08% and 4.87%, respectively. In the years ended December 31, 2024 and 2023, no unrealized losses on marketable securities were recognized in income.

6. GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased during the year ended December 31, 2024, due to the Company’s acquisition of Odyssey Semiconductor Technologies (“Odyssey”) (refer to Note 15, Acquisition, for details on the Company’s Odyssey acquisition). Changes in the carrying amount of goodwill as of the December 31, 2024 and 2023 are as follows:

(in thousands)	Goodwill
Balance at January 1, 2023	$91,849
Goodwill acquired during the period	—
Balance at December 31, 2023	91,849
Goodwill acquired during the period	3,422
Ending balance at December 31, 2024	$95,271

The $3.4 million of goodwill acquired in 2024, resulted from the purchase of Odyssey (see Note 15, Acquisition, for further details).

Intangible assets consist primarily of developed technology, in-process research and development, acquired licenses and domain name, and are reported net of accumulated amortization. In July 2024, the Company acquired the assets of Odyssey, a U.S. company and developer of vertical gallium-nitride (“GaN”) transistor technology, resulting in the addition of in-process research and development of $4.9 million.

The Company amortizes the cost of all intangible assets over the estimated useful life of the developed technology and technology licenses, which range from two to twelve years, with the exception of $4.9 million of in-process research and development which will commence amortization once development is completed and products are available for sale as well as $1.3 million paid to acquire an internet domain name. The Company does not expect the amortization of its in-process research and development to begin in 2025. The Company acquired the rights to the internet domain name www.power.com, the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life.

Amortization of acquired intangible assets was approximately $1.3 million, $2.2 million and $2.4 million in the years ended December 31, 2024, 2023 and 2022, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2024			December 31, 2023
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,930	—	4,930	—	—	—
Developed technology	37,960	(36,492)	1,468	37,960	(35,459)	2,501
Technology licenses	1,926	(1,510)	416	1,926	(1,264)	662
Total intangible assets	$46,077	$(38,002)	$8,075	$41,147	$(36,723)	$4,424

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2024, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2025	$832
2026	687
2027	365
Total*	$1,884
*	Total excludes $4.9 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

7. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans

As of December 31, 2024, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2016 Incentive Award Plan

The 2016 Incentive Award Plan (“2016 Plan”) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The 2016 Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the 2016 Plan. As of December 31, 2024, 3.9 million awards have been issued, net of forfeitures or cancellations, and approximately 3.1 million shares of common stock remain available for future grant under the 2016 Plan.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 7.5 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2024, of the shares reserved for issuance, 6.9 million shares had been purchased and 0.6 million shares were reserved for future issuance under the Purchase Plan.

Shares Reserved

As of December 31, 2024, the Company had approximately 3.9 million shares of common stock reserved for future grant under all stock plans.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of revenues	$2,090	$1,692	$1,132
Research and development	12,587	10,939	10,428
Sales and marketing	8,064	6,888	6,035
General and administrative	12,335	9,009	4,769
Total stock-based compensation expense	$35,076	$28,528	$22,364

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2024:

	Unrecognized Compensation	Weighted Average
	Expense for Unvested	Remaining Recognition
	Awards	Period
	(In thousands)	(In years)
Long-term performance-based awards	$8,179	1.56
Restricted stock units	47,410	2.61
Purchase plan	156	0.08
Total unrecognized compensation expense	$55,745

Stock-based compensation expense in the year ended December 31, 2024, was approximately $35.1 million, comprising approximately $25.7 million related to restricted stock units, $7.7 million related to performance-based awards and long-term performance-based awards and $1.7 million related to the Company’s Purchase Plan.

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

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rates	5.15%	5.15%	1.71%
Expected volatility rates	36%	37%	41%
Expected dividend yield	1.15%	0.90%	0.89%
Expected term of purchase rights (in years)	0.50	0.49	0.50
Weighted-average estimated fair value of purchase rights	$18.27	$23.75	$21.63

No options were granted or remain outstanding as of December 31, 2024. There were no options exercised during the years ended December 31, 2024 and December 31, 2023, while total intrinsic value of options exercised during the year ended December 31, 2022 was $0.8 million.

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

A summary of PSU awards outstanding as of December 31, 2024, and activity during the three years then ended, is presented below:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	104	$84.47
Granted	119	$79.91
Vested	(104)	$84.48
Forfeited or canceled	(85)	$79.89
Outstanding at December 31, 2022	34	$79.94
Granted	131	$82.96
Vested	(34)	$79.94
Forfeited or canceled	(93)	$82.96
Outstanding at December 31, 2023	38	$82.95
Granted	185	$69.97
Vested	(38)	$82.94
Forfeited or canceled	(119)	$69.98
Outstanding at December 31, 2024	66	$69.95	—	$4,090
Outstanding and expected to vest at December 31, 2024	66		—	$4,090

In February 2024, it was determined that approximately 38,000 shares subject to the PSUs granted in 2023 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2024. The grant-date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2024, 2023 and 2022, was approximately $3.2 million, $2.7 million and $8.8 million, respectively.

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

A summary of PRSU awards outstanding as of December 31, 2024, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	383	$53.14
Granted	110	$78.96
Vested	(135)	$34.09
Forfeited or canceled	(122)	$49.68
Outstanding at December 31, 2022	236	$77.82
Granted	146	$80.92
Vested	(23)	$49.68
Forfeited or canceled	(103)	$82.92
Outstanding at December 31, 2023	256	$80.08
Granted	186	$68.30
Vested	—	—
Forfeited or canceled	(125)	$78.34
Outstanding at December 31, 2024	317	$73.85	1.56	$19,534
Outstanding and expected to vest at December 31, 2024	177		2.00	$10,946

In February 2024 it was determined that no shares subject to the PRSUs granted in 2021 vested; thus no shares were released to the Company’s executives in the first quarter of 2024. The grant-date fair value of PRSU awards released, which were fully vested, in the years ended December 31, 2023 and 2022, was approximately $1.1 million and $4.6 million, respectively.

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

A summary of RSU awards outstanding as of December 31, 2024, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2022	1,144	$46.81
Granted	519	$76.01
Vested	(481)	$44.70
Forfeited	(86)	$60.02
Outstanding at December 31, 2022	1,096	$60.52
Granted	335	$80.97
Vested	(418)	$53.08
Forfeited	(32)	$73.29
Outstanding at December 31, 2023	981	$70.27
Granted	440	$67.09
Vested	(371)	$64.28
Forfeited	(121)	$72.87
Outstanding at December 31, 2024	929	$70.82	1.45	$57,300
Outstanding and expected to vest at December 31, 2024	870		1.38	$53,649

The grant-date fair value of RSUs vested in the years ended December 31, 2024, 2023 and 2022, was approximately $23.9 million, $22.2 million and $21.5 million, respectively.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

Customer Concentration

The Company’s top ten customers accounted for approximately 79%, 80% and 76% of revenues in 2024, 2023 and 2022, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors in 2024, 2023 and 2022 were $292.9 million, $307.4 million and $457.7 million, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective years:

	Year Ended December 31,
Customer	2024	2023	2022
Avnet	30%	27%	31%
Honestar Technologies Co., Ltd.	11%	18%	11%
Salcomp Group	*	10%	*
*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2024 and 2023, 87% and 86% of accounts receivable were concentrated with the Company’s top ten customers, respectively.

The following customers represented 10% or more of accounts receivable:

	December 31,	December 31,
Customer	2024	2023
Avnet	32%	39%
Honestar Technologies Co., Ltd.	12%	20%
Salcomp Group	13%	10%

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues based on “bill to” customer locations by region and country with 5% or more of the Company’s revenue during any of the periods presented were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Americas:	$20,888	$22,165	$45,317
EMEA:
Germany	22,047	23,041	52,876
Other EMEA	22,866	27,820	32,429
APAC:
Hong Kong/China	238,477	265,936	356,865
India	27,820	34,558	33,159
Japan	12,827	16,177	34,924
Korea	37,790	24,956	52,074
Taiwan	22,202	15,774	19,789
Other APAC	14,056	14,111	23,705
Total net revenues	$418,973	$444,538	$651,138

9. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:

Common Stock Repurchases

From time to time the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock. In 2022, the Company’s board of directors authorized the use of $325.0 million for the repurchase of the Company’s common stock. This amount was in addition to $67.3 million remaining and available at the beginning of 2022 for repurchases to be executed according to pre-defined price/volume guidelines. As of December 31, 2023, the Company had $26.0 million available for future stock repurchases which was used for repurchases during 2024. In October 2024, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines.

In 2024, 2023 and 2022, the Company purchased approximately 0.4 million shares, 0.8 million shares and 3.8 million shares, respectively, for approximately $27.9 million, $55.3 million and $311.1 million, respectively. As of December 31, 2024, the Company had $48.1 million available for future stock repurchases. There is no expiration date on the plan or amount currently authorized.

Authorization of future stock repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements and business conditions and other factors.

Common Stock Dividend

The following table presents the quarterly dividends declared per share of the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
First Quarter	$0.20	$0.19	$0.18
Second Quarter	$0.20	$0.19	$0.18
Third Quarter	$0.20	$0.19	$0.18
Fourth Quarter	$0.21	$0.20	$0.18

The Company paid approximately $46.0 million, $44.0 million and $41.5 million in cash dividends during 2024, 2023 and 2022, respectively.

In October 2021, the Company’s board of directors declared dividends of $0.15 per share to be paid to be paid to stockholders of record at the end of each quarter in 2022.

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

In October 2024, the Company’s board of directors raised the cash dividend with the declaration of five cash dividends of $0.21 per share to be paid to stockholders of record at the end of the fourth quarter in 2024 (in lieu of the $0.20 per share announced in October 2023) and at the end of each quarter in 2025.

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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Basic earnings per share:
Net income	$32,234	$55,735	$170,851
Weighted-average common shares	56,820	57,195	57,801
Basic earnings per share	$0.57	$0.97	$2.96
Diluted earnings per share: (1)
Net income	$32,234	$55,735	$170,851
Weighted-average common shares	56,820	57,195	57,801
Effect of dilutive awards:
Employee stock plans	310	427	570
Diluted weighted-average common shares	57,130	57,622	58,371
Diluted earnings per share	$0.56	$0.97	$2.93
(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included in the 2024, 2023 and 2022 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the years ended December 31, 2024, 2023 and 2022, no outstanding stock awards were determined to be anti-dilutive and excluded from the computation of diluted earnings per share.

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

U.S. and foreign components of income before income taxes were:

	Year Ended December 31,
(In thousands)	2024	2023	2022
U.S. operations	$(4,521)	$2,995	$17,250
Foreign operations	35,275	42,912	166,176
Total income before income taxes	$30,754	$45,907	$183,426

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current provision (benefit):
Federal	$5,876	$(1,193)	$19,740
State	3	3	2
Foreign	1,392	1,331	1,079
	7,271	141	20,821
Deferred provision (benefit):
Federal	(8,177)	(9,178)	(7,962)
State	—	—	—
Foreign	(574)	(791)	(284)
	(8,751)	(9,969)	(8,246)
Total	$(1,480)	$(9,828)	$12,575

The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2024	2023	2022
Provision (benefit) computed at Federal statutory rate	21.0%	21.0%	21.0%
Business tax credits	(14.6)	(12.2)	(3.7)
Stock-based compensation	6.4	(0.1)	(1.6)
Foreign income taxed at different rate	(21.0)	(17.6)	(18.5)
GILTI inclusion	2.4	4.1	8.5
Uncertain Tax Positions	(3.7)	(18.6)	(0.1)
Valuation allowance	5.3	4.3	1.3
Other	(0.6)	(2.3)	—
Total	(4.8)%	(21.4)%	6.9%

The Company’s effective tax rate is impacted by the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. The rate was further reduced by the release of federal uncertain tax positions caused by an expiration in the statute of limitations on these positions. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income (“GILTI”). The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

The components of the net deferred income tax assets (liabilities) were as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
R&D costs capitalized for tax purposes	$39,807	$30,886
Other reserves and accruals	3,598	861
Tax credit carry-forwards	29,558	28,223
Stock compensation	3,155	1,543
Capital losses	140	141
Net operating loss	2,268	2,269
Other	421	465
Valuation allowance	(32,659)	(31,031)
	46,288	33,357
Deferred tax liabilities:
Fixed assets, Intangible and Goodwill	(9,814)	(5,040)
	(9,814)	(5,040)
Net deferred tax assets	$36,474	$28,317

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

As of December 31, 2024, the Company continues to maintain a valuation allowance primarily as a result of its California, New Jersey and Canada deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be realized.

As of December 31, 2024, the Company had utilized all of its federal research and development tax credit carryforwards. As of December 31, 2024, the Company had California research and development tax credit carryforwards of approximately $42.0 million (there is no expiration of research and development tax credit carry-forwards for the state of California) and California net operating losses of $44.2 million which will begin to expire in 2032. As of

December 31, 2024, the Company had Canadian scientific research and experimental development tax credit carry-forwards of approximately $3.8 million and New Jersey research and experimental development tax credit carry-forwards of approximately $1.0 million, which will start to expire in 2030 and 2026, respectively.

Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes although local foreign and U.S. states taxes may still be incurred upon repatriation. The Company has not provided for U.S. taxes on its undistributed earnings of foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized
(In thousands)	Tax Benefits
Unrecognized tax benefits balance at January 1, 2022	$21,363
Gross increase for tax positions of current year	2,188
Gross decrease for tax positions of prior years	—
Statute of limitation release for tax positions of prior years	(165)
Unrecognized tax benefits balance at December 31, 2022	23,386
Gross increase for tax positions of current year	605
Gross decrease for tax positions of prior years	—
Statute of limitation release for tax positions of prior years	(7,602)
Unrecognized tax benefits balance at December 31, 2023	16,389
Gross increase for tax positions of current year	765
Gross decrease for tax positions of prior years	(876)
Statute of limitation release for tax positions of prior years	(1,103)
Unrecognized tax benefits balance at December 31, 2024	$15,175

The Company’s total unrecognized tax benefits as of December 31, 2024, 2023 and 2022, were $15.2 million, $16.4 million and $23.4 million, respectively. An income tax benefit of $3.8 million, net of valuation allowance adjustments, would be recorded if fiscal year 2024 unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $0.3 million in both December 31, 2024 and 2023, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.

As of December 31, 2024, the Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years after 2021. The California Franchise Tax Board is conducting an audit for the tax years 2018 and 2019, it is still currently ongoing.

12. LEASES AND COMMITMENTS:

Facilities and Leases

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, a design center in Germany and a multipurpose office building in Switzerland. The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities and sales offices in various countries around the world. The Company determines whether an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $3.9 million, $3.6 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022; short-term and variable lease expenses were not material during these periods.

Balance sheet information related to leases was as follows:

		December 31,	December 31,
(In thousands)	Balance Sheet Classification	2024	2023
Right-of-use assets
Operating lease assets	Other assets	$16,076	$10,398

Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$2,929	$2,626
Non-current operating lease liabilities	Other liabilities	12,631	7,354
Total		$15,560	$9,980

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

	December 31,		December 31,
Lease term and discount rate	2024		2023
Weighted average remaining lease term	5.8	years	3.8	years
Weighted average discount rate	6.7%		6.1%

Supplemental cash flows information related to leases was as follow:

	Year Ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,008	$3,579
Right-of-use assets obtained in exchange for new operating lease obligations	$9,495	$4,889

Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2024, are as follows:

December 31,
(In thousands)	2024
2025	$3,849
2026	4,148
2027	2,906
2028	2,439
2029	1,596
Thereafter	4,065
Total future minimum lease payments	19,003
Less imputed interest	(3,443)
Total	$15,560

Purchase Obligations

At December 31, 2024, the Company had no non-cancelable purchase obligations that were due beyond one year.

13. SEGMENT REPORTING:

The Company is organized and operates as one operating and reportable segment; the design, development, manufacture and marketing of integrated circuits and related components for use primarily in high-voltage power conversion. This determination is based on the management approach which designates internal information regularly available to the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of determination of the Company’s reportable segments. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.

The CODM uses net income as the measure of profit or loss to allocate resources and assess performance. The CODM regularly reviews net income as reported on the Company’s consolidated statements of income. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding whether to reinvest profits, propose dividends or share repurchase, or pursue strategic mergers and acquisitions.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Year Ended December 31,
(In thousands)	2024	2023	2022
NET REVENUES	$418,973	$444,538	$651,138
Less:
Stock-based compensation (1)	35,076	28,528	22,364
Amortization of acquisition-related intangible assets (2)	1,034	1,928	2,169
Cost of revenues (excluding 1 & 2)	191,098	211,962	281,171
Research and development (excluding 1)	88,203	85,128	83,466
Sales and marketing (excluding 1 & 2)	59,761	57,710	56,298
General and administrative (excluding 1)	25,872	24,223	24,128
Other operating expenses, net	—	—	1,130
INCOME FROM OPERATIONS	17,929	35,059	180,412

OTHER INCOME	12,825	10,848	3,014
PROVISION (BENEFIT) FOR INCOME TAXES	(1,480)	(9,828)	12,575
NET INCOME	$32,234	$55,735	$170,851

The table below presents other segment information:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Depreciation	$33,303	$35,203	$34,930
Amortization of intangibles	$1,279	$2,173	$2,415
Interest income	$13,576	$11,655	$3,471

14. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450 10, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On December 18, 2019, CogniPower LLC (“CogniPower”) filed a complaint against a customer of the Company in the United States District Court for the District of Delaware for infringement of two patents; the Company thereafter intervened and sought a declaration of non-infringement with respect to use of the Company’s products. The case was then stayed until February 26, 2024, when the Delaware Court then set a schedule for the remainder of the case, with further proceedings in the coming months, and a trial scheduled in August 2025. The Company believes it has strong claims and defenses with respect to all of CogniPower’s asserted patents and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

On October 31, 2022, Waverly Licensing LLC (“Waverly”) filed a complaint against the Company in the United States District Court for the Western District of Texas. In its complaint, Waverly alleged that the Company was infringing one patent pertaining to charging a battery-operated device.  Because the Company believed that Waverly’s Texas complaint was improperly filed in the wrong court, the Company filed a motion to dismiss, and on November 30, 2022, the Company filed a complaint against Waverly and related entities, IP Edge LLC, Mavexar LLC, and Array IP LLC, in the United States District Court for the District of Delaware seeking a declaration of non-infringement with respect to a patent that Waverly charged the Company with infringing. The Texas court thereafter dismissed Waverly’s Texas complaint. On March 12, 2024, the Delaware Court dismissed the Delaware case in view of a series of covenants not to sue that Waverly et al. filed with the Court.

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

The following table summarizes the purchase price and estimated fair values of the assets acquired as of July 1, 2024, the completion of the Odyssey acquisition:

(In thousands)	Total Amount
Assets Acquired
Property and equipment	$1,168
In-process research and development	4,930
Goodwill	3,422
Total purchase price	$9,520

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

16. RETIREMENT PLANS:

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

The net periodic benefit cost of the Pension Plan was not material to the Company’s financial statements during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, the projected benefit obligation was $18.3 million, the plan assets were $11.4 million and the net pension liability was $6.9 million. As of December 31, 2023, the projected benefit obligation was $11.4 million, the plan assets were $7.9 million, and the net pension liability was $3.5 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2024 and 2023, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.5 million during 2025. The accumulated unrealized actuarial balance on pension benefits, net of tax, at December 31, 2024, 2023 and 2022 was $1.5 million loss, $1.6 million gain and $0.9 million gain, respectively. These amounts were reflected in Note 3 under the caption accumulated other comprehensive loss.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, Defined Benefits Plan, the Company recognizes the over-funded or under-funded status of its defined post-retirement plan as an asset or liability in its statement of financial position. The Company measured the plan assets and benefit obligations as of the date of the fiscal year-end.

17. BANK LINE OF CREDIT:

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

The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. The Company was compliant with all covenants and had no advances outstanding under the Credit Agreement as of December 31, 2024.

Schedule II

Valuation and Qualifying Accounts

The Company maintains an allowance for the distributors’ ship-and-debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship-and-debit amounts and levels of inventory in the distributor channels.

The following is a summary of the activity in the allowance for ship-and-debit credits:

	Balance at
	Beginning			Balance at End
(In thousands)	of Period	Additions	Deductions (1)	of Period
Allowance for ship and debit credits:
Year ended December 31, 2022	$41,599	$241,817	$(230,232)	$53,184
Year ended December 31, 2023	$53,184	$202,159	$(219,326)	$36,017
Year ended December 31, 2024	$36,017	$211,185	$(220,756)	$26,446
(1)	Deductions relate to ship-and-debit credits issued which adjust the sales price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for the Company’s revenue recognition policy, including the Company’s accounting for ship-and-debit claims.

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2024, based on the framework established by the Committee of Sponsoring Organization (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of Power Integrations’ internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 7, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 7, 2025

Item 9B. Other Information.

Appointment of New Director

On February 3, 2025, the Board of Directors (the “Board”) of Power Integrations, Inc. appointed Gregg Lowe to serve as a director beginning on February 15, 2025. Mr. Lowe’s appointment was recommended to the Board by the Nominating and Governance Committee of the Board.

Mr. Lowe was the president and chief executive officer of Wolfspeed, Inc., the leader in silicon carbide solutions for high power applications, from September 2017 until November 2024. Mr. Lowe previously served as president and chief executive officer of Freescale Semiconductor from June 2012 until its merger with NXP in 2015. Prior, Mr. Lowe served as senior vice president and manager of the analog business for Texas Instruments where he helped to direct the acquisition of National Semiconductor. During his 27 years at Texas Instruments, Mr. Lowe served in a succession of roles including various leadership positions across field sales, automotive sales, marketing and integrated circuits where he oversaw a global team with design centers and customers across the globe. Mr. Lowe currently serves on the boards of Silicon Laboratories, Inc., The Rock & Roll Hall of Fame Museum and North Carolina A&T University. Mr. Lowe has a bachelor of science degree in electrical engineering from Rose-Hulman Institute of Technology in Terre Haute, Indiana and is a graduate from the Stanford Executive Program at Stanford University.

Upon commencement of services to the Board, and in consideration of services to us as a director, Mr. Lowe will be granted an equity award in the form of restricted stock units of our common stock (the "Initial Grant") under the Power Integrations 2016 Incentive Award Plan (the “2016 Plan”) with an aggregate fair value of approximately $45,000. The Initial Grant will vest on the date of our 2025 annual meeting of stockholders (currently scheduled for May 15, 2025), provided Mr. Lowe is still serving as a director on that date. Notwithstanding the foregoing, the Initial Grant would be deemed fully vested upon the occurrence of a "Change of Control," as such term is defined in the 2016 Plan. Beginning on July 1, 2025, Mr. Lowe will receive annual equity compensation pursuant to the Directors Equity Compensation Program consistent with our other non-employee directors, which is a grant of restricted stock units, under the 2016 Plan, with an aggregate value of $200,000, which would vest in full effective immediately prior to the commencement of our first annual meeting of stockholders in the year following the year of the grant date, provided that he is still providing services to the Company as a director and provided, further, that 100% of the shares subject to such equity award would be deemed fully vested upon the occurrence of a Change of Control.

As a non-employee director, Mr. Lowe will also receive $11,250 per quarter for service on the Board, prorated for his start date of service until June 30, 2025. Starting July 1, 2025, the amount will increase to $15,000 per quarter.  We intend to enter into an indemnity agreement with Mr. Lowe that is in the form of indemnity agreements executed by other members of the Board.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth under the caption “Information About our Executive Officers” in Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2024, or the Proxy Statement, and is incorporated herein by reference:

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

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, from time to time, the Company may engage in transactions in Company securities. It is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

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

(b)   Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Description of Power Integrations, Inc. Common Stock	10-K	000-23441	4.1	2/6/2020

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-23441	10.1	7/29/2021

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.2	10/29/2020

10.6*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.7*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.8*	Director Equity Compensation Program	10-K	000-23441	10.10	2/7/2020

10.9*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.10*	Outside Director Cash Compensation Arrangements	10-K	000-23441	10.12	2/7/2020

10.11*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.3	10/29/2020

10.12*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.13*	Power Integrations, Inc. Amended and Restated 2016 Incentive Award Plan	10-Q	000-23441	10.2	7/29/2021

10.14*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan	10-K	000-23441	10.25	2/8/2017

10.15*	Form of Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.26	2/8/2017

10.16*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.16	2/7/2022

10.17†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.2	11/7/2023

10.18†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.3	11/7/2023

10.19†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	10-Q	000-23441	10.1	11/7/2023

10.20	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.21	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.6	8/8/2008

10.22†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.23†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

10.24†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.25†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.26†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017	10-Q	000-23441	10.3	8/4/2022

10.27††	Amendment Number Nine to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 6, 2019	10-Q	000-23441	10.2	4/25/2019

10.28†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.29†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

10.30†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.31†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.35	2/5/2021

10.32†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd	10-K	000-23441	10.36	2/5/2021

10.33†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.37	2/5/2021

10.34†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.38	2/5/2021

10.35†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.39	2/5/2021

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.36†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.46	2/8/2017

10.37†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.47	2/8/2017

10.38†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-Q	000-23441	10.4	11/7/2023

10.39†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.40†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

10.41†	Amendment Number Two to the Wafer Supply Agreement, effective as of December 1, 2018, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries GmbH (formerly X-FAB Semiconductor Foundries AG)	10-K	000-23441	10.52	2/13/2019

10.42	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. And X-FAB Semiconductor Foundries AG, effective as of April 21, 2021	10-Q	000-23441	10.4	7/29/2021

10.43	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

10.44	First Amendment to Credit Agreement, dated April 30, 2018 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/26/2018

10.45	Second Amendment to Credit Agreement, dated June 7, 2021 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.3	7/29/2021

10.46*	2019 Executive Officer Compensation Arrangements and 2019 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/13/2019

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.47*	2018 Executive Officer Cash Compensation Arrangements and 2018 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/14/2018

10.48*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

10.49*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.50*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.51*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.52*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey	10-Q	000-23441	10.6	5/5/2014

10.53*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.54*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.10	5/5/2014

10.55*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

10.56††	ON Semiconductor Corporation Settlement Agreement	10-K	000-23441	10.61	2/7/2020

10.57††	ON Semiconductor Corporation Term Sheet	10-K	000-23441	10.62	2/7/2020

10.58†	Amendment Number Ten to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 16, 2019	10-Q	000-23441	10.1	5/7/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.59†	Amendment Number Eleven to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 20, 2019	10-Q	000-23441	10.2	5/7/2020

10.60†††	Amendment Number Twelve to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of September 17, 2020	10-Q	000-23441	10.2	4/29/2021

10.61†††	Amendment Number Thirteen to the Amended and Restated Wafer Supply Agreement between Power Integrations, Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 17, 2022	10-Q	000-23441	10.1	4/28/2022

10.62†	Amendment Number Nine to Wafer Supply Agreement, effective as of November 1, 2017 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.3	5/7/2020

10.63*	2020 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/7/2020

10.64*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.2	7/30/2020

10.65*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Douglas Bailey	10-Q	000-23441	10.3	7/30/2020

10.66*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.4	7/30/2020

10.67*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.6	7/30/2020

10.68*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.7	7/30/2020

10.69*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Clifford Walker	10-Q	000-23441	10.9	7/30/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.70*	Executive Officer Benefits Agreement, dated as of February 1, 2021, between Power Integrations, Inc. and Sunil Gupta	10-K	000-23441	10.73	2/5/2021

10.71*	Executive Officer Benefits Agreement, dated as of June 14, 2021, between Power Integrations, Inc. and Yang Chiah Yee	10-Q	000-23441	10.5	7/29/2021

10.72*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Sunil Gupta	10-Q	000-23441	10.1	8/4/2022

10.73*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Yang Chiah Yee	10-Q	000-23441	10.2	8/4/2022

10.74	Amendment Number Ten to Wafer Supply Agreement, effective as of August 26, 2020 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.5	10/29/2020

10.75†††	Amendment Number Eleven to Wafer Supply Agreement, effective as of September 16, 2022 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.1	5/4/2023

10.76	Third Amendment to Credit Agreement, dated June 28, 2023 between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	8/3/2023

10.77†††	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and X-FAB Dresden GmbH & Co. KG, dated December 23, 2009.	10-Q	000-23441	10.5	11/7/2023

10.78†††	Amendment Number Twelve to Wafer Supply Agreement, effective as of February 26, 2024 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.1	5/7/2024

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith

19.1	Insider Trading Policy					X

21.1	List of subsidiaries	10-K	000-23441	21.1	2/7/2022

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97*	Incentive Compensation Recoupment Policy	10-K	000-23441	97	2/12/2024

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL					X

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

POWER INTEGRATIONS, INC.

Dated:	February 7, 2025	By:	/s/ SANDEEP NAYYAR
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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF THE 7TH DAY OF FEBRUARY 2025.

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