Form 10-Q
period 2025-03-31
POWER INTEGRATIONS INC
filed 2025-05-12
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 8, 2025
Common Stock, $0.001 par value	56,290,323

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: changes in trade policies among the United States and other countries could reduce demand for end products that incorporate our integrated circuits, which could have a material adverse effect on our revenues and operating results; if demand for our products declines in our major end markets, our net revenues will decline; we do not have long-term contracts with any of our customers and if they fail to place orders for our products, or if they cancel or reschedule orders, our operating results and our business may suffer; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; if our products do not penetrate additional markets, our business will not grow as we expect; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, in this Quarterly Report on Form 10-Q and under the caption - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,614	$50,972
Short-term marketable securities	239,682	249,023
Accounts receivable, net	22,806	27,172
Inventories	169,068	165,612
Prepaid expenses and other current assets	18,645	21,260
Total current assets	499,815	514,039
PROPERTY AND EQUIPMENT, net	146,786	149,562
INTANGIBLE ASSETS, net	7,868	8,075
GOODWILL	95,271	95,271
DEFERRED TAX ASSETS	38,906	36,485
OTHER ASSETS	25,754	25,394
Total assets	$814,400	$828,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,587	$29,789
Accrued payroll and related expenses	12,526	13,987
Taxes payable	781	961
Other accrued liabilities	8,056	10,580
Total current liabilities	54,950	55,317
LONG-TERM INCOME TAXES PAYABLE	3,992	3,871
OTHER LIABILITIES	19,643	19,866
Total liabilities	78,585	79,054
COMMITMENTS AND CONTINGENCIES (Notes 11, 13 and 14)
STOCKHOLDERS’ EQUITY:
Common stock	22	22
Additional paid-in capital	7,106	18,734
Accumulated other comprehensive loss	(2,183)	(3,023)
Retained earnings	730,870	734,039
Total stockholders’ equity	735,815	749,772
Total liabilities and stockholders’ equity	$814,400	$828,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
NET REVENUES	$105,529	$91,688
COST OF REVENUES	47,294	43,908
GROSS PROFIT	58,235	47,780

OPERATING EXPENSES:
Research and development	24,095	23,225
Sales and marketing	16,375	15,722
General and administrative	11,047	8,363
Total operating expenses	51,517	47,310
INCOME FROM OPERATIONS	6,718	470
OTHER INCOME	3,167	3,502
INCOME BEFORE INCOME TAXES	9,885	3,972
PROVISION FOR INCOME TAXES	1,095	18
NET INCOME	$8,790	$3,954

EARNINGS PER SHARE:
Basic	$0.15	$0.07
Diluted	$0.15	$0.07

SHARES USED IN PER SHARE CALCULATION:
Basic	56,871	56,833
Diluted	57,123	57,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Net income	$8,790	$3,954
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2025 and 2024	390	(366)
Unrealized gain (loss) on marketable securities, net of ($116) and $0 tax in the three months ended March 31, 2025 and 2024, respectively	451	(688)
Amortization of defined benefit pension items, net of $0 and $8 tax in the three months ended March 31, 2025 and 2024, respectively	(1)	(43)
Total other comprehensive income (loss)	840	(1,097)
TOTAL COMPREHENSIVE INCOME	$9,630	$2,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Common stock
Beginning balance	$22	$23
Repurchase of common stock	—	(1)
Ending balance	22	22

Additional paid-in capital
Beginning balance	18,734	—
Common stock issued under employee stock plans	2,787	2,691
Repurchase of common stock	(23,098)	(9,105)
Stock-based compensation	8,683	6,414
Ending balance	7,106	—

Accumulated other comprehensive income (loss)
Beginning balance	(3,023)	(1,462)
Other comprehensive income (loss)	840	(1,097)
Ending balance	(2,183)	(2,559)

Retained earnings
Beginning balance	734,039	753,680
Net income	8,790	3,954
Repurchase of common stock	—	(5,535)
Payment of dividends to stockholders	(11,959)	(11,384)
Ending balance	730,870	740,715

Total stockholders’ equity	$735,815	$738,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,790	$3,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,244	8,715
Amortization of intangibles	207	543
Loss on disposal of property and equipment	—	8
Stock-based compensation expense	8,683	6,414
Accretion of discount on marketable securities	(346)	(496)
Deferred income taxes	(2,537)	(1,330)
Increase (decrease) in accounts receivable allowance for credit losses	(381)	163
Change in operating assets and liabilities:
Accounts receivable	4,747	2,232
Inventories	(3,456)	(4,701)
Prepaid expenses and other assets	3,369	846
Accounts payable	4,002	1,294
Taxes payable and accrued liabilities	(3,936)	(1,737)
Net cash provided by operating activities	26,386	15,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,726)	(4,343)
Purchases of marketable securities	(5,630)	(49,912)
Proceeds from sales and maturities of marketable securities	15,882	54,198
Net cash provided by (used in) investing activities	4,526	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	2,787	2,691
Repurchase of common stock	(23,098)	(14,641)
Payments of dividends to stockholders	(11,959)	(11,384)
Net cash used in financing activities	(32,270)	(23,334)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,358)	(7,486)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,972	63,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,614	$56,443

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,491	$2,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$2,291	$410

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in its Form 10-K filed on February 7, 2025, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, of the Company’s financial statements set forth in Item 8 of the Company’s Annual Report on Form 10-K, filed on February 7, 2025, for the year ended December 31, 2024.

Adoption of New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements and expand public entities’ segment disclosures in the annual and interim financial statements. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The Company adopted the annual disclosure requirements in fiscal year 2024 and the interim disclosure requirements beginning in the first quarter of fiscal year 2025. Refer to Note 12. Segment Reporting.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect the amendment to have a material impact on its consolidated financial statements upon adoption of the annual disclosure requirements in fiscal year 2025.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	March 31,	December 31,
(In thousands)	2025	2024
Accounts receivable trade	$59,539	$57,308
Allowance for ship and debit	(33,015)	(26,446)
Allowance for stock rotation and rebate	(3,663)	(3,254)
Allowance for credit losses	(55)	(436)
Total	$22,806	$27,172

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

	Allowance for Credit Losses
	Three Months Ended
	March 31,
(In thousands)	2025	2024
Beginning balance	$(436)	$(681)
Provision for credit loss expense	(49)	(684)
Receivables written off	—	—
Recoveries collected	430	521
Ending balance	$(55)	$(844)

Inventories

	March 31,	December 31,
(In thousands)	2025	2024
Raw materials	$106,745	$101,414
Work-in-process	28,897	27,271
Finished goods	33,426	36,927
Total	$169,068	$165,612

Intangible Assets

	March 31, 2025			December 31, 2024
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,930	—	4,930	4,930	—	4,930
Developed technology	37,960	(36,640)	1,320	37,960	(36,492)	1,468
Technology licenses	1,926	(1,569)	357	1,926	(1,510)	416
Total intangible assets	$46,077	$(38,209)	$7,868	$46,077	$(38,002)	$8,075

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at March 31, 2025, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2025 (remaining nine months)	$625
2026	687
2027	365
Total*	$1,677
*	Total excludes $4.9 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2025	2024	2025		2024		2025	2024	2025	2024
Beginning balance	$693	$256	$99		$1,585		$(3,815)	$(3,303)	$(3,023)	$(1,462)
Other comprehensive income (loss) before reclassifications	451	(688)	—		—		390	(366)	841	(1,054)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)	(43)	(1)	—	—	(1)	(43)
Net-current period other comprehensive income (loss)	451	(688)	(1)		(43)		390	(366)	840	(1,097)
Ending balance	$1,144	$(432)	$98		$1,542		$(3,425)	$(3,669)	$(2,183)	$(2,559)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2025 and 2024.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at March 31, 2025 and December 31, 2024, was as follows:

	Fair Value Measurement at
	March 31, 2025
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$3,099	$—	$3,099
Corporate securities	238,678	—	238,678
Money market funds	5,756	5,756	—
Total	$247,533	$5,756	$241,777

	Fair Value Measurement at
	December 31, 2024
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$2,048	$—	$2,048
Corporate securities	249,023	—	249,023
Money market funds	567	567	—
U.S. government securities	750	—	750
Total	$252,388	$567	$251,821

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2025 and the twelve months ended December 31, 2024.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2025, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$1,004	$—	$—	$1,004
Corporate securities	62,167	30	(1)	62,196
Total	63,171	30	(1)	63,200
Investments due in 4-12 months:
Corporate securities	35,875	102	(14)	35,963
Total	35,875	102	(14)	35,963
Investments due in 12 months or greater:
Corporate securities	139,181	1,367	(29)	140,519
Total	139,181	1,367	(29)	140,519
Total marketable securities	$238,227	$1,499	$(44)	$239,682

Accrued interest receivable was $2.7 million at March 31, 2025 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at March 31, 2025:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$14,659	$(36)	$3,416	$(8)	$18,075	$(44)
Total marketable securities	$14,659	$(36)	$3,416	$(8)	$18,075	$(44)

In the three months ended March 31, 2025 and 2024, no unrealized losses on marketable securities were recognized in income.

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

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cost of revenues	$657	$346
Research and development	2,250	2,425
Sales and marketing	1,586	1,604
General and administrative	4,190	2,039
Total stock-based compensation expense	$8,683	$6,414

Stock-based compensation expense in the three months ended March 31, 2025, was approximately $8.7 million, comprising approximately $5.8 million related to restricted stock unit (“RSU”) awards, $2.5 million related to performance-based (“PSU”) awards and long-term performance-based (“PRSU”) awards and $0.4 million related to the Company’s employee stock purchase plan.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense in the three months ended March 31, 2024, was approximately $6.4 million, comprising approximately $6.1 million related to RSUs, an immaterial amount related to PSUs and PRSUs and $0.3 million related to the Company’s employee stock purchase plan.

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

In February 2025, it was determined that approximately 66,000 shares subject to the PSUs granted in 2024 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2024.

A summary of PSUs outstanding as of March 31, 2025 and activity during the three months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	66	$69.95
Granted	102	$58.05
Vested	(66)	$69.95
Forfeited	—	—
Outstanding at March 31, 2025	102	$58.05	0.75	$5,159
Outstanding and expected to vest at March 31, 2025	92		0.75	$4,638

PRSU Awards

The Company’s PRSU program provides for the issuance of PRSUs which will vest based on the Company’s performance measured against the PRSU program’s established performance targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2023, 2024 and 2025 were based on the Company’s compound annual growth rate (“CAGR”) of revenue as measured against the revenue CAGR of the analog semiconductor industry (“Relative Measure”) or the Company’s revenue growth over as compared to defined targets (“Absolute Measure”) in each case over the respective three-year performance period. Actual vesting of the PRSUs is calculated based on higher achievement under the Relative Measure or the Absolute Measure. Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In February 2025, it was determined that no shares subject to the PRSUs granted in 2022 vested, thus no shares were released to the Company’s executives.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PRSUs outstanding as of March 31, 2025 and activity during the three months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	317	$73.85
Granted	202	$56.40
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2025	519	$67.05	1.87	$26,189
Outstanding and expected to vest at March 31, 2025	379		2.28	$19,160

RSU Awards

A summary of RSUs outstanding as of March 31, 2025 and activity during the three months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	929	$70.82
Granted	194	$55.64
Vested	(140)	$76.30
Forfeited	(11)	$73.10
Outstanding at March 31, 2025	972	$66.79	1.93	$49,060
Outstanding and expected to vest at March 31, 2025	902		1.55	$45,575

7. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

Customer Concentration

The Company’s top ten customers accounted for approximately 80% and 77% of net revenues for the three months ended March 31, 2025 and 2024, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors were $75.2 million and $66.4 million in the three months ended March 31, 2025 and 2024, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2025	2024
Avnet	32%	29%
Honestar Technologies Co., Ltd.	*	11%

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

As of March 31, 2025 and December 31, 2024, 86% and 87% of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
Customer	2025	2024
Avnet	37%	32%
Powertech Distribution Ltd.	10%	*
Honestar Technologies Co., Ltd.	*	12%
Salcomp Group	*	13%

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues by region and country with 5% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Americas:	$5,717	$5,005
EMEA:
Germany	6,116	5,889
Other EMEA	5,175	6,314
APAC:
Hong Kong/China	56,488	49,680
India	5,327	5,380
Korea	12,269	9,520
Taiwan	7,002	4,758
Other APAC	7,435	5,142
Total net revenues	$105,529	$91,688

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Beginning balance	56,837	56,738
Common stock issued under employee stock plans	259	228
Repurchased	(404)	(207)
Ending balance	56,692	56,759

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchases

As of December 31, 2024, the Company had $48.1 million remaining under its authorized stock-repurchase program. In the three months ended March 31, 2025, the Company purchased approximately 404,000 shares of the Company’s common stock for $23.1 million leaving $25.0 million remaining on the repurchase authorization as of March 31, 2025. In April 2025, the Company utilized the remaining $25.0 million, repurchasing approximately 560,000 shares of its common stock. Subsequently, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. The program has no expiration date. Authorization of future repurchase programs is at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

Cash Dividends

In October 2023, the Company’s board of directors declared dividends of $0.20 per share to be paid to stockholders of record at the end of each quarter in 2024.

In October 2024, the Company’s board of directors raised the quarterly cash dividend with the declaration of five cash dividends of $0.21 per share to be paid to stockholders of record at the end of the fourth quarter in 2024 (in lieu of the previously declared dividend of $0.20 per share announced in October 2023) and at the end of each quarter in 2025.

For the three months ended March 31, 2025 and 2024, cash dividends declared and paid were as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Dividends declared and paid	$11,959	$11,384
Dividends declared per common share	$0.21	$0.20

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Basic earnings per share:
Net income	$8,790	$3,954
Weighted-average common shares	56,871	56,833
Basic earnings per share	$0.15	$0.07
Diluted earnings per share: (1)
Net income	$8,790	$3,954
Weighted-average common shares	56,871	56,833
Effect of dilutive awards:
Employee stock plans	252	299
Diluted weighted-average common shares	57,123	57,132
Diluted earnings per share	$0.15	$0.07

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2025 and 2024 calculations as the shares were not contingently issuable as of the end of the reporting periods.

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

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 11.1% and 0.5%, respectively. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. In the three months ended March 31, 2025, the Company’s effective tax rate was unfavorably impacted by the recognition of share-based payments and foreign income subject to U.S. tax, known as global intangible low-taxed income (“GILTI”). In the three months ended March 31, 2024, the Company’s effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments and the release of unrecognized tax benefits and unfavorably impacted by foreign income subject to U.S. tax (GILTI). The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of March 31, 2025, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

The CODM uses net income as the measure of profit or loss to allocate resources and assess performance. The CODM regularly reviews net income as reported on the Company’s consolidated statements of income. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis. The CODM considers the impact on net income of the significant segment expenses in the table below when deciding whether to reinvest profits, propose dividends or share repurchase, or pursue strategic mergers and acquisitions.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
NET REVENUES	$105,529	$91,688
Less:
Stock-based compensation (1)	8,683	6,414
Amortization of acquisition-related intangible assets (2)	147	482
Cost of revenues (excluding 1 & 2)	46,490	43,080
Research and development (excluding 1)	21,845	20,800
Sales and marketing (excluding 1)	14,789	14,118
General and administrative (excluding 1)	6,857	6,324
INCOME FROM OPERATIONS	6,718	470

OTHER INCOME	3,167	3,502
PROVISION FOR INCOME TAXES	1,095	18
NET INCOME	$8,790	$3,954

The table below presents other segment information:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Depreciation	$7,244	$8,715
Amortization of intangibles	$207	$543
Interest income	$3,360	$3,486

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

On December 18, 2019, CogniPower LLC (“CogniPower”) filed a complaint against a customer of the Company in the United States District Court for the District of Delaware for infringement of two patents; the Company thereafter intervened and sought a declaration of non-infringement with respect to use of the Company’s products. The case was then stayed until February 26, 2024, when the Delaware Court then set a schedule for the remainder of the case, with further proceedings in the coming months, and a trial scheduled in August 2025. On January 16, 2025, CogniPower filed a follow-on complaint against the same customer asserting the same two patents in the United States District Court for the District of Delaware, but no schedule has been set for the follow-on case at this time. The Company believes it has strong claims and defenses with respect to all of CogniPower’s asserted patents and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of operations. It should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A - “Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since then, we have expanded our SAM to approximately $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market In 2018 we introduced our BridgeSwitch™ motor-driver ICs for BLDC motors, and in 2024 we introduced BridgeSwitch-2, extending the addressable power range of our motor-driver products up to about one horsepower. We have recently introduced a range of products targeting the EV market; we plan to introduce additional products for EVs in the future and expect automotive applications to become a significant portion of our SAM over time.

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

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging from 100 kilowatts up to gigawatts, and motor-drive applications up to approximately one horsepower. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service. In 2022 we launched PowerPros℠, a live online video support service that enables power-supply designers to talk directly with members of our applications engineering team 24 hours a day, six days a week, anywhere in the world.
●	Leverage the performance benefits of our proprietary gallium-nitride (“GaN”) technology. In 2019 we began incorporating our proprietary PowiGaN™ gallium-nitride transistors in some of our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology and developed new generations of our GaN technology capable of supporting voltages as high as 1700 volts. While high-voltage GaN transistors have historically been more costly to produce than comparable silicon transistors, we have achieved cost reductions such that our GaN devices are approaching cost parity with silicon MOSFETs.

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

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Changes in trade policies among the United States and other countries, in particular the escalation of trade tensions and higher tariffs as well as the imposition of other barriers to international trade could reduce demand for end products that incorporate our integrated circuits which could adversely affect our business and operating results. See also our risk factor under Part II, Item 1A captioned, “Changes in trade policies among the United States and other countries, in particular the escalation and imposition of new and higher tariffs, could reduce demand for end products that incorporate our integrated circuits, which could have a material adverse effect on our revenues and operating results. Further, increased tariffs or the imposition of other barriers to international trade could place pressure on our prices as our customers seek to offset the impact of increased tariffs on their own products.” Also, external factors such as supply-chain dynamics, widespread health emergencies, and macroeconomic conditions including inflation, fluctuations in interest and exchange rates and bank failures, have caused and can continue to cause our operating results to be volatile. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross margin are impacted by the volume of units we produce.

Recent Results

Our net revenues were $105.5 million and $91.7 million in the three months ended March 31, 2025 and 2024, respectively. The increase in net revenues was due to higher sales in all four end-market categories, most significantly in the consumer end-market.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 80% and 77% of net revenues for the three months ended March 31, 2025 and 2024, respectively. International sales accounted for 99% and 98% of our net revenues for the three months ended March 31, 2025 and 2024, respectively.

Our gross margin was 55% and 52% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross margin was primarily due to the favorable impact of the dollar/yen exchange rate on our wafer costs and the favorable impact of higher manufacturing volumes on our cost per unit.

Total operating expenses were $51.5 million and $47.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase in operating expenses for the three-month period was primarily due to increased stock-based compensation expense and employee-related expenses driven by headcount growth and higher costs associated with employee health insurance and other benefits. These increases were partially offset by a credit recognized in the three months ended March 31, 2025 related to the recovery of bad debt.

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

Critical accounting policies are important to the portrayal of our financial condition and results of operations and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025. Currently, our only critical accounting policies relate to revenue recognition and estimating write-downs for excess and obsolete inventory.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Net revenues	100.0%	100.0%
Cost of revenues	44.8	47.9
Gross profit	55.2	52.1
Operating expenses:
Research and development	22.8	25.3
Sales and marketing	15.5	17.2
General and administrative	10.5	9.1
Total operating expenses	48.8	51.6
Income from operations	6.4	0.5
Other income	3.0	3.8
Income before income taxes	9.4	4.3
Provision for income taxes	1.0	—
Net income	8.4%	4.3%

Comparison of the three months ended March 31, 2025 and 2024

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2024 and 2024 were $105.5 million and $91.7 million, respectively. The increase in net revenues was due to higher sales in all four end-market categories, most significantly in the consumer end-market.

Our revenue mix by end market for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
End Market	2025	2024
Communications	10%	11%
Computer	12%	11%
Consumer	44%	41%
Industrial	34%	37%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $104.2 million and $90.1 million in the three months ended March 31, 2025 and 2024, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 84% and 81% of our net revenues in the three months ended March 31, 2025 and 2024, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 71% and 72% of our net revenues in the three months ended March 31, 2025 and 2024, respectively, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2025	2024
Avnet	32%	29%
Honestar Technologies Co., Ltd.	*	11%

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Net revenues	$105.5	$91.7
Gross profit	$58.2	$47.8
Gross margin	55.2%	52.1%

Our gross margin increased primarily due to favorable impact of the dollar/yen exchange rate on our wafer costs and the favorable impact of higher manufacturing volumes on our cost per unit.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
R&D expenses	$24.1	$23.2
Headcount (at period end)	294	299

R&D expenses increased for the three months ended March 31, 2025 compared to the corresponding period of 2024 primarily due to higher employee benefit-related expenses and increased equipment-related expenses.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as facilities expenses, including expenses associated with our regional sales and support offices. The following table below compares S&M expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Sales and marketing expenses	$16.4	$15.7
Headcount (at period end)	330	322

S&M expenses increased for the three months ended March 31, 2025 compared to the corresponding period of 2024, primarily due to higher sales commissions and increased employee benefit-related expenses.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The following table below compares G&A expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
G&A expenses	$11.0	$8.4
Headcount (at period end)	83	74

G&A expenses increased for the three months ended March 31, 2025 compared to the corresponding period of 2024, primarily due to increased stock-based compensation expense related to performance-based awards as well as increased expenses for legal and other professional services. These increases were partially offset by a credit recognized in the three months ended March 31, 2025 related to the recovery of bad debt.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Other income	$3.2	$3.5

Other income for the three months ended March 31, 2025 was similar to the corresponding period of 2024.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Provision for income taxes	$1.1	$—
Effective tax rate	11.1%	0.5%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three months ended March 31, 2025 and 2024 was 11.1% and 0.5%, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. In the three months ended March 31, 2025, our effective tax rate was unfavorably impacted by the recognition of share-based payments and foreign income subject to U.S. tax (GILTI). In the three months ended March 31, 2024, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments and the release of unrecognized tax benefits and unfavorably impacted by foreign income subject to U.S. tax (GILTI). These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of March 31, 2025, we had $289.3 million in cash, cash equivalents and short-term marketable securities, a decrease of $10.7 million from $300.0 million as of December 31, 2024. As of March 31, 2025, we had working capital, defined as current assets less current liabilities, of $444.9 million, a decrease of approximately $13.8 million from $458.7 million as of December 31, 2024.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates (“SOFR”) as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2025, we had no advances outstanding under the Credit Agreement.

Cash from Operating Activities

Our operating activities generated $26.4 million of cash in the three months ended March 31, 2025. Net income for this period was $8.8 million; we also incurred non-cash stock-based compensation expense, depreciation and an increase in deferred tax assets of $8.7 million, $7.2 million and $2.5 million, respectively. Sources of cash included a $4.7 million decrease in accounts receivable due to timing of receipts, an increase of $4.0 million in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $3.4 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $3.9 million decrease in taxes payable and accrued liabilities and a $3.5 million increase in inventories.

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

Cash from Investing Activities

Our investing activities in the three months ended March 31, 2025, generated $4.5 million of cash, primarily consisting of $10.3 million from sales and maturities of marketable securities, net of purchases, offset by $5.7 million for purchases of property and equipment (primarily production-related machinery and equipment).

Our investing activities in the three months ended March 31, 2024 resulted in $0.1 million net use of cash, primarily consisting of $4.3 million used for purchases of property and equipment (primarily production-related machinery and equipment), partially offset by $4.3 million from sales and maturities of marketable securities, net of purchases.

Cash from Financing Activities

Our financing activities in the three months ended March 31, 2025 resulted in a $32.3 million net use of cash, consisting of $23.1 million for the repurchase of our common stock and $12.0 million for the payment of dividends to stockholders, partially offset by proceeds of $2.8 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the three months ended March 31, 2024 resulted in a $23.3 million net use of cash, consisting of $14.6 million for the repurchase of our common stock and $11.4 million for the payment of dividends to stockholders, partially offset by proceeds of $2.7 million from the issuance of shares through our employee stock purchase plan.

Dividends

In October 2023, our board of directors declared dividends of $0.20 per share to be paid to stockholders of record at the end of each quarter in 2024.

In October 2024, our board of directors raised the cash dividend with the declaration of five cash dividends of $0.21 per share to be paid at the end of the fourth quarter in 2024 (in lieu of the previously declared dividend of $0.20 per share announced in October 2023) and at the end of each quarter in 2025. A dividend payout of $12.0 million occurred on March 31, 2025.

The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Stock Repurchases

Over the years, our board of directors have authorized the use of funds to repurchase shares of our common stock. As of December 31, 2024, we had $48.1 million remaining under our stock-repurchase program. In the three months ended March 31, 2025, we repurchased approximately 404,000 shares for $23.1 million, leaving $25.0 million in funds authorized as of March 31, 2025. In April 2025, we utilized the remaining $25.0 million, repurchasing approximately 560,000 shares of our common stock. Subsequently, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. The program has no expiration date. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of March 31, 2025, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of March 31, 2025, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first three months of 2025. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 13, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to the risks described in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, which risk factors are incorporated herein by reference in this report from Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 7, 2025.

Risks Related to the Operation and Growth of Our Business

Changes in trade policies among the United States and other countries, in particular the escalation and imposition of new and higher tariffs, could reduce demand for end products that incorporate our integrated circuits, which could have a material adverse effect on our revenues and operating results. Further, increased tariffs or the imposition of other barriers to international trade could place pressure on our prices as our customers seek to offset the impact of increased tariffs on their own products.

Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, our business is subject to risks related to tariffs and other trade protection measures put in place by the United States or other countries, as well as U.S. international trade relations, including but not limited to those with China, countries in the APAC region and the European Union.

In the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries, and multiple countries countered with reciprocal tariffs and other actions in response. Changes in trade policies and a heightened risk of further increased tariffs or other barriers to international trade could further decrease international demand. Many of our customers sell products incorporating our integrated circuits into international markets.

Existing or future tariffs proposed or imposed on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Further increases in tariffs on imported goods or the failure to resolve current international trade disputes could further decrease demand and have a material adverse effect on our business and operating results.

Resulting trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively affect our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty also has and may continue to contribute to volatility in the price of our common stock.

Furthermore, compliance with export controls and implementation of additional tariffs may increase compliance costs and further affect our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In the three months ended March 31, 2025, we repurchased approximately 404,000 of our shares for $23.1 million, leaving $25.0 million remaining on the repurchase authorization as of March 31, 2025. In April 2025, we utilized the remaining $25.0 million, repurchasing approximately 560,000 shares of our common stock. Subsequently, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. The program has no expiration date. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the first quarter of fiscal 2025:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
January 1, 2025 to January 31, 2025	62,157	$60.13	62,157	$44.4
February 1, 2025 to February 28, 2025	79,947	$59.66	79,947	$39.6
March 1, 2025 to March 31, 2025	261,463	$55.81	261,463	$25.0
Total	403,567		403,567

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013
10.1	Amendment to the Amended and Restated Chief Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Balu Balakrishnan					X
10.2	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Sandeep Nayyar					X
10.3	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Doug Bailey					X
10.4	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Radu Barsan					X
10.5	Amendment to the Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Sunil Gupta					X
10.6	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Clifford Walker					X
10.7	Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Vikram Balakrishnan					X
10.8	Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Roland Saint Pierre					X
10.9†

Amendment Number Fourteen to the Amended and Restated Wafer Supply Agreement between Power Integrations Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of September 16, 2024

X
10.10†	Amendment Number Thirteen to Wafer Supply Agreement, between Power Integrations International Ltd. and Seiko Epson Corporation					X

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	May 12, 2025	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)