Form 10-Q
period 2025-06-30
POWER INTEGRATIONS INC
filed 2025-08-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 4, 2025
Common Stock, $0.001 par value	56,095,582

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,935	$50,972
Short-term marketable securities	201,801	249,023
Accounts receivable, net	27,583	27,172
Inventories	168,396	165,612
Prepaid expenses and other current assets	18,188	21,260
Total current assets	482,903	514,039
PROPERTY AND EQUIPMENT, net	147,955	149,562
INTANGIBLE ASSETS, net	7,660	8,075
GOODWILL	95,271	95,271
DEFERRED TAX ASSETS	37,174	36,485
OTHER ASSETS	26,574	25,394
Total assets	$797,537	$828,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,044	$29,789
Accrued payroll and related expenses	14,881	13,987
Taxes payable	751	961
Other accrued liabilities	18,323	10,580
Total current liabilities	64,999	55,317
LONG-TERM INCOME TAXES PAYABLE	4,063	3,871
OTHER LIABILITIES	24,687	19,866
Total liabilities	93,749	79,054
COMMITMENTS AND CONTINGENCIES (Notes 11, 13 and 14)
STOCKHOLDERS’ EQUITY:
Common stock	21	22
Additional paid-in capital	—	18,734
Accumulated other comprehensive loss	(1,287)	(3,023)
Retained earnings	705,054	734,039
Total stockholders’ equity	703,788	749,772
Total liabilities and stockholders’ equity	$797,537	$828,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
NET REVENUES	$115,852	$106,198	$221,381	$197,886
COST OF REVENUES	51,898	49,665	99,192	93,573
GROSS PROFIT	63,954	56,533	122,189	104,313

OPERATING EXPENSES:
Research and development	25,991	26,047	50,086	49,272
Sales and marketing	18,349	18,053	34,724	33,775
General and administrative	11,808	10,475	22,855	18,838
Other operating expenses	9,151	—	9,151	—
Total operating expenses	65,299	54,575	116,816	101,885
INCOME (LOSS) FROM OPERATIONS	(1,345)	1,958	5,373	2,428
OTHER INCOME	2,690	3,189	5,857	6,691
INCOME BEFORE INCOME TAXES	1,345	5,147	11,230	9,119
PROVISION (BENEFIT) FOR INCOME TAXES	(24)	298	1,071	316
NET INCOME	$1,369	$4,849	$10,159	$8,803

EARNINGS PER SHARE:
Basic	$0.02	$0.09	$0.18	$0.15
Diluted	$0.02	$0.09	$0.18	$0.15

SHARES USED IN PER SHARE CALCULATION:
Basic	56,274	56,780	56,571	56,807
Diluted	56,387	56,984	56,787	57,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Net income	$1,369	$4,849	$10,159	$8,803
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2025 and 2024	657	(271)	1,047	(637)
Unrealized gain (loss) on marketable securities, net of ($49) and ($166) taxes in the three and six months ended June 30, 2025, respectively, and $0 in each of the three and six months ended June 30, 2024	238	(317)	689	(1,005)
Amortization of defined benefit pension items, net of $4 tax in each of the three and six months ended June 30, 2025, respectively, and $7 and $15 in the three and six months ended June 30, 2024, respectively	1	(42)	—	(85)
Total other comprehensive income (loss)	896	(630)	1,736	(1,727)
TOTAL COMPREHENSIVE INCOME	$2,265	$4,219	$11,895	$7,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Common stock
Beginning balance	$22	$22	$22	$23
Repurchase of common stock	(1)	—	(1)	(1)
Ending balance	21	22	21	22

Additional paid-in capital
Beginning balance	7,106	—	18,734	—
Common stock issued under employee stock plans	—	—	2,787	2,691
Repurchase of common stock	(17,183)	(11,035)	(40,281)	(20,140)
Stock-based compensation	10,077	11,035	18,760	17,449
Ending balance	—	—	—	—

Accumulated other comprehensive income (loss)
Beginning balance	(2,183)	(2,559)	(3,023)	(1,462)
Other comprehensive income (loss)	896	(630)	1,736	(1,727)
Ending balance	(1,287)	(3,189)	(1,287)	(3,189)

Retained earnings
Beginning balance	730,870	740,715	734,039	753,680
Net income	1,369	4,849	10,159	8,803
Repurchase of common stock	(15,376)	(303)	(15,376)	(5,838)
Payment of dividends to stockholders	(11,809)	(11,352)	(23,768)	(22,736)
Ending balance	705,054	733,909	705,054	733,909

Total stockholders’ equity	$703,788	$730,742	$703,788	$730,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,159	$8,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,246	17,106
Amortization of intangibles	415	863
Loss on disposal of property and equipment	—	8
Stock-based compensation expense	18,760	17,449
Accretion of discount on marketable securities	(721)	(909)
Deferred income taxes	(854)	(3,482)
Increase (decrease) in accounts receivable allowance for credit losses	(381)	326
Change in operating assets and liabilities:
Accounts receivable	(30)	(2,024)
Inventories	(2,784)	(6,720)
Prepaid expenses and other assets	6,405	2,072
Accounts payable	248	(117)
Taxes payable and accrued liabilities	9,995	161
Net cash provided by operating activities	55,458	33,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,652)	(8,510)
Purchases of marketable securities	(47,696)	(77,830)
Proceeds from sales and maturities of marketable securities	96,492	85,392
Net cash provided by (used in) investing activities	37,144	(948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	2,787	2,691
Repurchase of common stock	(55,658)	(25,979)
Payments of dividends to stockholders	(23,768)	(22,736)
Proceeds from draw on line of credit	13,000	—
Payments on line of credit	(13,000)	—
Net cash used in financing activities	(76,639)	(46,024)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,963	(13,436)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,972	63,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,935	$50,493

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$3,700	$1,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$2,690	$4,498

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	June 30,	December 31,
(In thousands)	2025	2024
Accounts receivable trade	$60,121	$57,308
Allowance for ship and debit	(30,077)	(26,446)
Allowance for stock rotation and rebate	(2,406)	(3,254)
Allowance for credit losses	(55)	(436)
Total	$27,583	$27,172

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

	Allowance for Credit Losses
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$(55)	$(844)	$(436)	$(681)
Provision for credit loss expense	(54)	(163)	(104)	(847)
Receivables written off	—	—	—	—
Recoveries	54	—	485	521
Ending balance	$(55)	$(1,007)	$(55)	$(1,007)

Inventories

	June 30,	December 31,
(In thousands)	2025	2024
Raw materials	$105,566	$101,414
Work-in-process	31,680	27,271
Finished goods	31,150	36,927
Total	$168,396	$165,612

Intangible Assets

	June 30, 2025			December 31, 2024
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,930	—	4,930	4,930	—	4,930
Developed technology	37,960	(36,787)	1,173	37,960	(36,492)	1,468
Technology licenses	1,926	(1,630)	296	1,926	(1,510)	416
Total intangible assets	$46,077	$(38,417)	$7,660	$46,077	$(38,002)	$8,075

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2025, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2025 (remaining six months)	$417
2026	687
2027	365
Total*	$1,469
*	Total excludes $4.9 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2025	2024	2025		2024		2025	2024	2025	2024
Beginning balance	$1,144	$(432)	$98		$1,542		$(3,425)	$(3,669)	$(2,183)	$(2,559)
Other comprehensive income (loss) before reclassifications	238	(317)	—		—		657	(271)	895	(588)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	(1)	(42)	(1)	—	—	1	(42)
Net-current period other comprehensive income (loss)	238	(317)	1		(42)		657	(271)	896	(630)
Ending balance	$1,382	$(749)	$99		$1,500		$(2,768)	$(3,940)	$(1,287)	$(3,189)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2025 and 2024.

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2025	2024	2025		2024		2025	2024	2025	2024
Beginning balance	$693	$256	$99		$1,585		$(3,815)	$(3,303)	$(3,023)	$(1,462)
Other comprehensive income (loss) before reclassifications	689	(1,005)	—		—		1,047	(637)	1,736	(1,642)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(1)	(85)	(1)	—	—	—	(85)
Net-current period other comprehensive income (loss)	689	(1,005)	—		(85)		1,047	(637)	1,736	(1,727)
Ending balance	$1,382	$(749)	$99		$1,500		$(2,768)	$(3,940)	$(1,287)	$(3,189)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2025 and 2024.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at June 30, 2025 and December 31, 2024, was as follows:

	Fair Value Measurement at
	June 30, 2025
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$8,206	$—	$8,206
Corporate securities	201,801	—	201,801
Money market funds	989	989	—
Total	$210,996	$989	$210,007

	Fair Value Measurement at
	December 31, 2024
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$2,048	$—	$2,048
Corporate securities	249,023	—	249,023
Money market funds	567	567	—
U.S. government securities	750	—	750
Total	$252,388	$567	$251,821

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2025 and the twelve months ended December 31, 2024.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2025, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$15,661	$7	$(10)	$15,658
Total	15,661	7	(10)	15,658
Investments due in 4-12 months:
Corporate securities	25,976	94	(6)	26,064
Total	25,976	94	(6)	26,064
Investments due in 12 months or greater:
Corporate securities	158,421	1,663	(5)	160,079
Total	158,421	1,663	(5)	160,079
Total marketable securities	$200,058	$1,764	$(21)	$201,801

Accrued interest receivable was $2.5 million at June 30, 2025 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at June 30, 2025:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$9,205	$(17)	$2,925	$(4)	$12,130	$(21)
Total marketable securities	$9,205	$(17)	$2,925	$(4)	$12,130	$(21)

In the three and six months ended June 30, 2025 and 2024, no unrealized losses on marketable securities were recognized in income.

The Company does not intend to sell and it is unlikely that it will be required to sell the securities held prior to their anticipated recovery. The issuers are high quality (investment grade) and the decline in fair value is largely due to changes in interest rates. Additionally, the issuers continue to make timely interest payments on the marketable securities with the fair value expected to recover as they reach maturity.

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues	$592	$707	$1,249	$1,053
Research and development	3,190	3,885	5,440	6,310
Sales and marketing	1,922	2,510	3,508	4,114
General and administrative	4,373	3,933	8,563	5,972
Total stock-based compensation expense	$10,077	$11,035	$18,760	$17,449

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense in the three months ended June 30, 2025, was approximately $10.1 million, comprising approximately $5.1 million related to restricted stock unit (“RSU”) awards, $4.6 million related to performance-based (“PSU”) awards and long-term performance-based (“PRSU”) awards and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2025, was approximately $18.8 million, comprising approximately $10.9 million related to RSUs, $7.1 million related to PSUs and PRSUs and $0.8 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the three months ended June 30, 2024, was approximately $11.0 million, comprising approximately $6.3 million related to RSUs, $4.3 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the six months ended June 30, 2024, was approximately $17.4 million, comprising approximately $12.4 million related to RSUs, $4.3 million related to PSUs and PRSUs and $0.7 million related to the Company’s employee stock purchase plan.

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

In February 2025, it was determined that approximately 66,000 shares subject to the PSUs granted in 2024 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2025.

A summary of PSUs outstanding as of June 30, 2025 and activity during the six months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	66	$69.95
Granted	198	$54.45
Vested	(66)	$69.95
Forfeited	(7)	$58.04
Outstanding at June 30, 2025	191	$54.30	0.50	$10,664
Outstanding and expected to vest at June 30, 2025	168		0.50	$9,374

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

throughout the year based on an assessment of the expected achievement of the performance targets. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In February 2025, it was determined that no shares subject to the PRSUs granted in 2022 vested, thus no shares were released to the Company’s executives.

A summary of PRSUs outstanding as of June 30, 2025 and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	317	$73.85
Granted	202	$56.40
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2025	519	$67.05	1.62	$28,990
Outstanding and expected to vest at June 30, 2025	379		2.03	$21,208

RSU Awards

A summary of RSUs outstanding as of June 30, 2025 and activity during the six months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	929	$70.82
Granted	426	$51.42
Vested	(312)	$67.64
Forfeited	(48)	$67.88
Outstanding at June 30, 2025	995	$63.68	1.85	$55,596
Outstanding and expected to vest at June 30, 2025	914		1.79	$51,106

7. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

Customer Concentration

The Company’s top ten customers accounted for approximately 81% of net revenues for each of the three and six months ended June 30, 2025 and approximately 80% and 78%, respectively, in the corresponding periods of 2024. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors were $81.3 million and $156.5 million in the three and six months ended June 30, 2025, respectively, and $73.5 million and $139.9 million, respectively, in the corresponding periods of 2024. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2025	2024	2025	2024
Avnet	33%	28%	32%	29%
Salcomp Group	11%	*	*	*
Honestar Technologies Co., Ltd.	*	12%	*	12%

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

As of June 30, 2025 and December 31, 2024, 89% and 87% of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Customer	2025	2024
Avnet	38%	32%
Salcomp Group	13%	13%
Honestar Technologies Co., Ltd.	*	12%

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues by region and country with 5% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Americas:	$5,850	$5,281	$11,567	$10,286
EMEA:
Germany	6,947	5,059	13,063	10,948
Other EMEA	5,809	5,946	10,984	12,260
APAC:
Hong Kong/China	67,691	63,124	124,179	112,804
India	4,545	6,400	9,872	11,780
Korea	9,685	8,933	21,954	18,453
Taiwan	6,617	5,294	13,619	10,052
Other APAC	8,708	6,161	16,143	11,303
Total net revenues	$115,852	$106,198	$221,381	$197,886

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	56,692	56,759	56,837	56,738
Common stock issued under employee stock plans	171	183	430	411
Repurchased	(705)	(164)	(1,109)	(371)
Ending balance	56,158	56,778	56,158	56,778

Common Stock Repurchases

As of December 31, 2024, the Company had $48.1 million available under a stock-repurchase program announced in November 2024. After this authorization was exhausted in April 2025, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the three months ended June 30, 2025, the Company purchased approximately 0.7 million shares for $32.6 million. In the six months ended June 30, 2025, the Company repurchased 1.1 million shares for $55.7 million. As of June 30, 2025, $42.4 million remained on the Company’s repurchase authorization. The program has no expiration date. Future repurchase programs would be authorized at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

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

For the three and six months ended June 30, 2025 and 2024, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Dividends declared and paid	$11,809	$11,352	$23,768	$22,736
Dividends declared per common share	$0.21	$0.20	$0.42	$0.40

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Basic earnings per share:
Net income	$1,369	$4,849	$10,159	$8,803
Weighted-average common shares	56,274	56,780	56,571	56,807
Basic earnings per share	$0.02	$0.09	$0.18	$0.15
Diluted earnings per share: (1)
Net income	$1,369	$4,849	$10,159	$8,803
Weighted-average common shares	56,274	56,780	56,571	56,807
Effect of dilutive awards:
Employee stock plans	113	204	216	297
Diluted weighted-average common shares	56,387	56,984	56,787	57,104
Diluted earnings per share	$0.02	$0.09	$0.18	$0.15

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2025 and 2024 calculations as the shares were not contingently issuable as of the end of the reporting periods.

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

The Company’s effective tax rate for the three and six months ended June 30, 2025 was (1.8%) and 9.5%, respectively, and in the corresponding periods of 2024 was 5.8% and 3.5%, respectively. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal research tax credits. In the three and six months ended June 30, 2025, the Company’s effective tax rate was negatively impacted by the recognition of a tax deficiency or “shortfall” related to share-based payments. In the three months ended June 30, 2024, the Company’s effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2024, the Company’s effective tax rate was also favorably impacted by the recognition of excess tax benefits related to share-based payments and by discrete items associated with the release of unrecognized tax benefits. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

As of June 30, 2025, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6% (effective in the fiscal year 2026). The Company has elected to account Net Controlled Foreign Corporation Tested Income (“NCTI”), formerly known as Global Intangible Low-Taxed Income (“GILTI”), under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as NCTI is incurred in future periods. As a result, the Company will remeasure its deferred tax balances related to NCTI for the changes in the tax rate and will record an adjustment to this balance in the fiscal third quarter. The Company expects these modifications to result in an increase in its effective tax rate but is still evaluating the magnitude of the impact.

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

11. COMMITMENTS:

Supplier Agreements

Under the terms of the Company’s wafer-supply agreements with Seiko Epson Corporation and ROHM Lapis Semiconductor Co., Ltd., the wafers purchased from these suppliers are priced in U.S. dollars, with mutual sharing of the impact of fluctuations in the exchange rate between the Japanese yen and the U.S. dollar on future purchases. Each year, the Company’s management and these two suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange-rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers on future purchases.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
NET REVENUES	$115,852	$106,198	$221,381	$197,886
Less:
Stock-based compensation (1)	10,077	11,035	18,760	17,449
Amortization of acquisition-related intangible assets (2)	146	258	293	740
Cost of revenues (excluding 1 & 2)	51,160	48,700	97,650	91,780
Research and development (excluding 1)	22,801	22,162	44,646	42,962
Sales and marketing (excluding 1)	16,427	15,543	31,216	29,661
General and administrative (excluding 1)	7,435	6,542	14,292	12,866
Other operating expenses	9,151	—	9,151	—
INCOME (LOSS) FROM OPERATIONS	(1,345)	1,958	5,373	2,428

OTHER INCOME	2,690	3,189	5,857	6,691
PROVISION (BENEFIT) FOR INCOME TAXES	(24)	298	1,071	316
NET INCOME	$1,369	$4,849	$10,159	$8,803

The table below presents other segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Depreciation	$7,002	$8,391	$14,246	$17,106
Amortization of intangibles	$208	$320	$415	$863
Interest income	$3,035	$3,309	$6,395	$6,795

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

On December 18, 2019, CogniPower LLC (“CogniPower”) filed a complaint against a customer of the Company in the United States District Court for the District of Delaware for infringement of two patents; the Company thereafter intervened and sought a declaration of non-infringement with respect to use of the Company’s products. The case was then stayed until February 26, 2024, when the Delaware Court then set a schedule for the remainder of the case, with further proceedings in the coming months and a trial scheduled in August 2025. On January 16, 2025, CogniPower filed a follow-on complaint against the same customer asserting the same two patents in the United States District Court for the District of Delaware, but no schedule has been set for the follow-on case. The Company believes it has strong claims and defenses with respect to all of CogniPower’s asserted patents and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

Currently, the Company is not able to estimate a loss or a range of loss for the ongoing litigations disclosed above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

On May 11, 2022, a former employee of the Company filed a first amended complaint in the Superior Court of California, County of Santa Clara alleging several violations of the Fair Employment and Housing Act. The complaint named the Company and one of its vice presidents and alleged, among other things, that the former employee was discriminated against and harassed based on age and disability, was retaliated against, and was wrongfully terminated in

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

violation of public policy. Two of the plaintiff’s claims were dismissed with prejudice in response to the Company’s demurrer motions. Prior to trial, the plaintiff dismissed with prejudice the claims against the Company’s vice president and the claim of wrongful termination in violation of public policy. In June 2025, the remaining claims in the matter were tried before a jury. The jury reached a verdict and ruled in favor of the Company on the claims of age and disability discrimination and harassment based on age. The jury ruled in favor of the plaintiff and against the Company on the claims of harassment based on disability and retaliation and awarded compensatory damages of $3.2 million and punitive damages of $6.0 million. In the quarter ending June 30, 2025, the Company recognized a charge in the amount of $9.2 million in other operating expenses on the condensed consolidated statements of income. The Company strongly disagrees with those portions of the jury’s verdicts against the Company and plans to file post-trial motions asking the Court for judgment notwithstanding the verdict, including reversing the award of damages, and in the alternative for a new trial. The Company plans further appeals if they are necessary after rulings on post-trial motions.

The Company is unable to predict the outcome of any further proceedings with certainty, and there can be no assurance that the Company will prevail in the above-mentioned litigations. These litigations, whether or not determined in the Company’s favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. While the Company has on occasion been made aware of claims against its distributors or customers that may trigger an indemnification claim, to date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the amount of which represents the expected benefits to the Company of future technology and the knowledgeable and experienced employees who joined the Company. Goodwill is expected to be deductible over 15 years for tax purposes.

The fair value of in-process research and development was determined based on the cost approach using the Company’s estimate of the costs that would be incurred if a market participant were to create the acquired technology from scratch. The Company considered the number of engineers required, salaries and related benefits, allocated overhead and the development time required to recreate the technology. The Company will record the in-process research and development as an intangible asset with an indefinite life until completion or abandonment of the associated research and development efforts and will begin amortizing the value over the estimated life of the technology upon completion of development. Consistent with the treatment of other intangible assets with indefinite lives, the Company will test the in-process research and development for impairment on an annual basis or when impairment indicators are present.

Pro forma results of operations for this acquisition have not been presented because they are not material to the Company’s consolidated financial statements.

16. SUBSEQUENT EVENTS:

The Company has evaluated events and transactions subsequent to June 30, 2025, through the date these unaudited condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. Other than the matter described below, there are no additional subsequent events identified that would require disclosure in these financial statements.

Transition of the Company’s Chief Executive Officer to Executive Chairman and related Equity Modification

As disclosed in the Current Report on Form 8-K filed with the SEC on July 17, 2025, the Company’s board of directors (the “Board”) on July 11, 2025, elected Jennifer A. Lloyd, PhD, as the Company’s President and CEO and appointed her to the Board, in each case, effective upon Dr. Lloyd’s commencement of employment with the Company on July 21, 2025. Also, on July 11, 2025, Balu Balakrishnan agreed to resign from his position as Chief Executive Officer and President of the Company as of the end of the day immediately prior to Dr. Lloyd’s commencement of employment with the Company.

Mr. Balakrishnan plans to serve as executive chairman of the Board on a transitional basis until February 2026 in order to facilitate the leadership transition, ensure continuity and support the new leadership team. Thereafter, Mr. Balakrishnan would remain a non-executive member of the Board subject to the applicable nomination process and stockholder approval. In connection with Mr. Balakrishnan’s retirement, the Company and Mr. Balakrishnan entered into a transition agreement and a consulting agreement. Each of Mr. Balakrishnan’s outstanding equity awards by their original terms are eligible to vest based on continuous service, subject to the applicable award agreements and terms and conditions of the Company’s 2016 Incentive Award Plan. The vast majority of these awards are subject to performance criteria established at the time of grant and will only be earned if such criteria are met at the conclusion of the performance period.

As the services to be performed by Mr. Balakrishnan under the transition agreement and the consulting agreement do not qualify as “substantive services” under ASC 718, Compensation–Stock Compensation, the continued vesting of the outstanding equity awards represents a modification of the original awards. The Company expects to record in the third quarter of 2025, net stock-based compensation expense of approximately $15 million related to the award modification, with such amount representing an acceleration of expense in respect of all of Mr. Balakrishnan’s outstanding equity awards. Subsequent changes in performance criteria measurement could result in an adjustment to expense in future periods.

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

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since then, we have expanded our SAM to approximately $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, and our entry into the gate-driver market. In 2018 we introduced our BridgeSwitch™ motor-driver ICs for BLDC motors, and in 2024 we introduced BridgeSwitch-2, extending the addressable power range of our motor-driver products up to about one horsepower. We have recently introduced a range of products targeting the EV market; we plan to introduce additional products for EVs in the future and expect automotive applications to become a significant portion of our SAM over time.

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

●	Capitalize on efforts to reduce carbon emissions by providing products that contribute to improved energy efficiency and increased use of renewable energy. In its 2019 World Energy Outlook, the International Energy Agency estimated that more than two-thirds of the reduction in carbon-dioxide (“CO2”) emissions needed to achieve the “Sustainable Development Scenario” of the United Nations Sustainable Development Agenda is to come from improved energy efficiency and increased use of renewable energy. Energy savings enabled by our products help our customers comply with regulations that seek to curb energy consumption in support of reducing CO2 emissions. For example: our EcoSmart™ technology drastically reduces the amount of energy consumed by electronic products when they are plugged in but not in use; our PowiGaN™ GaN transistors reduce energy consumption compared to silicon transistors; and our BridgeSwitch™ motor-driver ICs provide highly efficient power conversion for BLDC motors in appliances and industrial applications. Also, our gate-driver products are critical components in energy-efficient DC motor drives, solar- and wind-power systems, efficient high-voltage DC transmission systems (including transmission of energy from renewable energy installations to the power grid), and low-emissions transportation applications such as electric locomotives.

We intend to continue expanding our SAM in the years ahead through all of the means described above.

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Changes in trade policies among the United States and other countries, in particular the escalation of trade tensions and higher tariffs as well as the imposition of other barriers to international trade could reduce demand for end products that incorporate our integrated circuits which could adversely affect our business and operating results. See also our risk factor under Part II, Item 1A captioned, “Changes in trade policies among the United States and other countries, in particular the escalation and imposition of new and higher tariffs and additional export controls, could reduce demand for end products that incorporate our integrated circuits, which could have a material adverse effect on our revenues and operating results. Further, increased tariffs or the imposition of other barriers to international trade could place pressure on our prices as our customers seek to offset the impact of increased tariffs on their own products. Compliance with import and export controls could impair our ability to compete in international markets or subject us to liability if we violate these controls.” Also, external factors such as supply-chain dynamics, widespread health emergencies, and macroeconomic conditions including inflation, fluctuations in interest and exchange rates and bank failures, have caused and can continue to cause our operating results to be volatile. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross margin are impacted by the volume of units we produce.

Recent Results

Our net revenues were $115.9 million and $106.2 million in the three months ended June 30, 2025 and 2024, respectively, and $221.4 million and $197.9 million in the six months ended June 30, 2025 and 2024, respectively. The increase in net revenues for the three-month period was primarily due to higher sales in the industrial end-market. For the six-month period, the increase in net revenues was due to higher sales in all four end-market categories, most significantly the industrial end-market.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 81% of our net revenues for each of the three and six months ended June 30, 2025 and approximately 80% and 78%, respectively, in the corresponding periods of 2024. International sales accounted for approximately 98% and 99% of our net revenues for the three and six months ended June 30, 2025, respectively, and 99% and 98%, respectively, in the corresponding periods of 2024.

Our gross margin was 55% and 53% for the three months ended June 30, 2025 and 2024, respectively, and 55% and 53% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross margin was primarily due to favorable end-market mix—reflecting a greater amount of revenues coming from higher-margin end-markets—and the favorable impact of the dollar/yen exchange rate on our wafer costs.

Total operating expenses were $65.3 million and $54.6 million for the three months ended June 30, 2025 and 2024, respectively, and $116.8 million and $101.9 million for the six months ended June 30, 2025 and 2024, respectively. The increase in operating expenses for the three- and six-month periods was primarily due to an expense related to an employee litigation matter (refer to Note 13, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q), increased employee-related expenses driven by headcount growth and higher costs associated with employee health insurance and other benefits, as well as higher expenses for professional and legal services. These increases were partially offset by decreased product-development expenses and a credit recognized in the six months ended June 30, 2025 related to the recovery of bad debt.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.8	46.8	44.8	47.3
Gross profit	55.2	53.2	55.2	52.7
Operating expenses:
Research and development	22.4	24.5	22.6	24.9
Sales and marketing	15.8	17.0	15.7	17.1
General and administrative	10.2	9.9	10.3	9.5
Other operating expenses	7.9	—	4.1	—
Total operating expenses	56.3	51.4	52.7	51.5
Income (loss) from operations	(1.1)	1.8	2.5	1.2
Other income	2.3	3.0	2.6	3.4
Income before income taxes	1.2	4.8	5.1	4.6
Provision (benefit) for income taxes	—	0.3	0.5	0.2
Net income	1.2%	4.5%	4.6%	4.4%

Comparison of the three and six months ended June 30, 2025 and 2024

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2025 were $115.9 million and $221.4 million, respectively, and $106.2 million and $197.9 million, respectively, in the corresponding periods of 2024. The increase in net revenues for the three-month period was due primarily to higher sales in the industrial end-market. For the six-month period, the increase in net revenues was due to higher sales in all four end-market categories, most significantly the industrial end-market.

Our revenue mix by end market for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2025	2024	2025	2024
Communications	11%	11%	10%	11%
Computer	12%	14%	12%	13%
Consumer	37%	42%	41%	41%
Industrial	40%	33%	37%	35%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $114.0 million and $218.2 million in the three and six months ended June 30, 2025, respectively, and $104.6 million and $194.6 million, respectively, in the corresponding periods of 2024. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented approximately 84% of our net revenues in both the three and six months ended June 30, 2025 and approximately 85% and 83%, respectively, in the corresponding period of 2024. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for approximately 70% and 71% of our net revenues in the three and six months ended June 30, 2025, respectively, and approximately 69% and 71%, respectively, in the corresponding periods of 2024. Direct sales to OEMs and merchant power supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2025	2024	2025	2024
Avnet	33%	28%	32%	29%
Salcomp Group	11%	*	*	*
Honestar Technologies Co., Ltd.	*	12%	*	12%

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Net revenues	$115.9	$106.2	$221.4	$197.9
Gross profit	$64.0	$56.5	$122.2	$104.3
Gross margin	55.2%	53.2%	55.2%	52.7%

The increase in gross margin was primarily due to favorable end-market mix—reflecting a greater amount of revenues coming from higher-margin end-markets—and the favorable impact of the dollar/yen exchange rate on our wafer costs.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
R&D expenses	$26.0	$26.0	$50.1	$49.3
Headcount (at period end)	298	305	298	305

R&D expenses for the three-months ended June 30, 2025 were flat compared to the corresponding period of 2024. R&D expenses increased for the six months ended June 30, 2025 as compared to the corresponding period of 2024 primarily due to higher employee-related expenses including employee health insurance and other benefits, as well as increased equipment-related expenses, partially offset by lower stock-based compensation expense and decreased product-development expenses.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as facilities expenses, including expenses associated with our regional sales and support offices. The following table below compares S&M expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Sales and marketing expenses	$18.3	$18.1	$34.7	$33.8
Headcount (at period end)	334	328	334	328

S&M expenses increased for the three and six months ended June 30, 2025 as compared to the corresponding periods of 2024, primarily due to increased employee-related expenses and increased travel and tradeshow-related expenses. Increases were partially offset by lower stock-based compensation expense.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The following table below compares G&A expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
G&A expenses	$11.8	$10.5	$22.9	$18.8
Headcount (at period end)	81	80	81	80

G&A expenses increased for the three and six months ended June 30, 2025 as compared to the corresponding periods of 2024 primarily due to higher stock-based compensation expense related to performance-based awards, higher salaries and related expenses due to annual merit increases, and higher expenses for professional and legal services. These increases were partially offset by a credit recognized in the six months ended June 30, 2025 related to the recovery of bad debt. As described in Note 16, Subsequent Events, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we expect to record in the third quarter of 2025, net stock-based compensation expense of approximately $15 million related to equity awards modification as a result of our Chief Executive Officer transition.

Other operating expenses. Other operating expenses were $9.2 million in the three and six months ended June 30, 2025. This amount consisted of a $9.2 million expense stemming from an employee litigation matter (refer to Note 13, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q).

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Other income	$2.7	$3.2	$5.9	$6.7

Other income decreased for the three and six months ended June 30, 2025 as compared to the corresponding periods of 2024 primarily due to lower interest income and losses on foreign currency exchange.

Provision (benefit) for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Provision (benefit) for income taxes	$—	$0.3	$1.1	$0.3
Effective tax rate	(1.8)%	5.8%	9.5%	3.5%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and six months ended June 30, 2025 was (1.8%) and 9.5%, respectively, and in the corresponding periods of 2024 was 5.8% and 3.5%, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. In the three and six months ended June 30, 2025, our effective tax rate was negatively impacted by the recognition of a tax deficiency or “shortfall” related to share-based payments. In the three months ended June 30, 2024, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments. In the six months ended June 30, 2024, our effective tax rate was also favorably impacted by the recognition of excess tax benefits related to share-based payments and by discrete items associated with the release of unrecognized tax benefits. These benefits were partially offset by U.S. tax on foreign income, known as global intangible low-taxed income. The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6% (effective in the fiscal year 2026). We have elected to account Net Controlled Foreign Corporation Tested Income (“NCTI”), formerly known as Global Intangible Low-Taxed Income (“GILTI”), under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as NCTI is incurred in future periods. As a result, we will remeasure its deferred tax balances related to NCTI for the changes in the tax rate and will record an adjustment to this balance in the fiscal third quarter. We expect these modifications to result in an increase in our effective tax rate but are still evaluating the magnitude of the impact.

Liquidity and Capital Resources

As of June 30, 2025, we had $268.7 million in cash, cash equivalents and short-term marketable securities, a decrease of $31.3 million from $300.0 million as of December 31, 2024. As of June 30, 2025, we had working capital, defined as current assets less current liabilities, of $417.9 million, a decrease of approximately $40.8 million from $458.7 million as of December 31, 2024.

We have a Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”) that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2025, we had no advances outstanding under the Credit Agreement.

Cash from Operating Activities

Our operating activities generated $55.5 million of cash in the six months ended June 30, 2025. Net income for this period was $10.2 million; we also incurred non-cash stock-based compensation expense, depreciation and an increase in deferred tax assets of $18.8 million, $14.2 million and $0.9 million, respectively. Sources of cash included a $10.0 million increase in taxes payable and accrued liabilities and a $6.4 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $2.8 million increase in inventories.

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

Cash from Investing Activities

Our investing activities in the six months ended June 30, 2025, generated $37.1 million of cash, primarily consisting of $48.8 million from sales and maturities of marketable securities, net of purchases, offset by $11.7 million for purchases of property and equipment—primarily production-related machinery and equipment.

Our investing activities in the six months ended June 30, 2024 resulted in $0.9 million net use of cash, primarily consisting of $8.5 million used for purchases of property and equipment (primarily production-related machinery and equipment), partially offset by $7.6 million from sales and maturities of marketable securities, net of purchases.

Cash from Financing Activities

Our financing activities in the six months ended June 30, 2025 resulted in a $76.6 million net use of cash, consisting of $55.7 million for the repurchase of our common stock and $23.8 million for the payment of dividends to stockholders, partially offset by proceeds of $2.8 million from the issuance of shares through our employee stock purchase plan.

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

In October 2024, our board of directors raised the cash dividend with the declaration of five cash dividends of $0.21 per share to be paid at the end of the fourth quarter in 2024 (in lieu of the previously declared dividend of $0.20 per share announced in October 2023) and at the end of each quarter in 2025. Dividend payouts of $12.0 million and $11.8 million occurred on March 31, 2025 and June 30, 2025, respectively. The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Stock Repurchases

Over the years, our board of directors has authorized the use of funds to repurchase shares of our common stock. As of December 31, 2024, we had $48.1 million available under a stock-repurchase program announced in November 2024. After this authorization was exhausted in April 2025, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In the three months ended June 30, 2025, we purchased approximately 0.7 million of our shares for $32.6 million. In the six months ended June 30, 2025, we repurchased approximately 1.1 million of our shares for $55.7 million. As of June 30, 2025, $42.4 million remained on our repurchase authorization. The program has no expiration date. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of June 30, 2025, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of June 30, 2025, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first six months of 2025. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to the Operation and Growth of Our Business

Changes in trade policies among the United States and other countries, in particular the escalation and imposition of new and higher tariffs and additional export controls, could reduce demand for end products that incorporate our integrated circuits, which could have a material adverse effect on our revenues and operating results. Further, increased tariffs or the imposition of other barriers to international trade could place pressure on our prices as our customers seek to offset the impact of increased tariffs on their own products. Compliance with import and export controls could impair our ability to compete in international markets or subject us to liability if we violate these controls.

Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, our business is subject to risks related to tariffs and other trade protection measures put in place by the United States or other countries, as well as evolving international trade relations, including but not limited to those between the U.S., China, countries in the APAC region and the European Union.

During the year 2025, the United States government imposed additional tariffs on goods imported into the U.S. from numerous countries and announced further changes to tariffs, and in response multiple countries countered with retaliatory tariffs and other actions. Changes in trade policies and a heightened risk of further increased tariffs or other barriers to international trade could further decrease international demand. Many of our customers sell products incorporating our integrated circuits into international markets.

Existing or future tariffs proposed or imposed on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our customers’ products less attractive relative to products offered by their competitors that may not be subject to, or as significantly impacted by, similar tariffs. Further increases in tariffs on imported goods or the failure to resolve current international trade disputes could further decrease demand and have a material adverse effect on our business and operating results.

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

In some cases, our products and power supplies using our products are subject to import and export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce and trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control. As such, licenses and notices may be required to import, export, or re-export our products and power supplies using our products to certain countries and end users and for certain end uses. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging.

Furthermore, compliance with import and export controls and implementation of additional tariffs may increase compliance costs and further affect our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As of December 31, 2024, we had $48.1 million available under a stock-repurchase program announced in November 2024. After this authorization was exhausted in April 2025, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. The program has no expiration date. In the three months ended June 30, 2025, we repurchased approximately 0.7 million of our shares for $32.6 million. As of June 30, 2025, $42.4 million remained on our repurchase authorization. Future repurchase programs would be authorized at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the second quarter of fiscal 2025:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
April 1, 2025 to April 30, 2025	560,409	$44.61	560,409	$50.0
May 1, 2025 to May 31, 2025	77,268	$51.13	77,268	$46.0
June 1, 2025 to June 30, 2025	68,100	$53.00	68,100	$42.4
Total	705,777		705,777

ITEM 5. OTHER INFORMATION

Departure of Certain Officers

On August 3, 2025, Radu Barsan, the Company’s Vice President, Technology, informed the Company of his intention to retire from employment with the Company on or about September 24, 2025.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation					X
3.2	Amended and Restated Bylaws					X
10.1*	Power Integrations, Inc. Amended and Restated 2016 Incentive Award Plan					X
10.2*	Cash Compensation of Outside Directors					X
10.3*	Directors Equity Compensation Program					X
10.4†

Amendment Number Fifteen to the Amended and Restated Wafer Supply Agreement between Power Integrations Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of June 23, 2025

X
10.5*	Employment Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Jennifer A. Lloyd, PhD					X
10.6*	Chief Executive Officer Benefits Agreement, dated as of July 21, 2025, between Power Integrations, Inc. and Jennifer A. Lloyd, PhD					X
10.7*	Transition Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Balu Balakrishnan					X
10.8*	Consulting Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Balu Balakrishnan					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	August 6, 2025	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)