Form 10-Q
period 2025-09-30
POWER INTEGRATIONS INC
filed 2025-11-05
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 3, 2025
Common Stock, $0.001 par value	55,336,162

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,646	$50,972
Short-term marketable securities	193,214	249,023
Accounts receivable, net	31,515	27,172
Inventories	164,618	165,612
Prepaid expenses and other current assets	18,070	21,260
Total current assets	456,063	514,039
PROPERTY AND EQUIPMENT, net	147,915	149,562
INTANGIBLE ASSETS, net	7,452	8,075
GOODWILL	95,271	95,271
DEFERRED TAX ASSETS	37,125	36,485
OTHER ASSETS	28,704	25,394
Total assets	$772,530	$828,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,459	$29,789
Accrued payroll and related expenses	14,233	13,987
Taxes payable	890	961
Other accrued liabilities	18,513	10,580
Total current liabilities	71,095	55,317
LONG-TERM INCOME TAXES PAYABLE	4,556	3,871
OTHER LIABILITIES	24,903	19,866
Total liabilities	100,554	79,054
COMMITMENTS AND CONTINGENCIES (Notes 11, 13 and 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 140,000 shares authorized; and 55,312 and 56,837 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	20	22
Additional paid-in capital	—	18,734
Accumulated other comprehensive loss	(1,262)	(3,023)
Retained earnings	673,218	734,039
Total stockholders’ equity	671,976	749,772
Total liabilities and stockholders’ equity	$772,530	$828,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
NET REVENUES	$118,919	$115,837	$340,300	$313,723
COST OF REVENUES	54,068	52,666	153,260	146,239
GROSS PROFIT	64,851	63,171	187,040	167,484

OPERATING EXPENSES:
Research and development	26,696	25,829	76,782	75,101
Sales and marketing	17,455	17,119	52,179	50,894
General and administrative	10,374	8,641	33,229	27,479
Other operating expenses	14,279	—	23,430	—
Total operating expenses	68,804	51,589	185,620	153,474
INCOME (LOSS) FROM OPERATIONS	(3,953)	11,582	1,420	14,010
OTHER INCOME	2,555	2,750	8,412	9,441
INCOME (LOSS) BEFORE INCOME TAXES	(1,398)	14,332	9,832	23,451
PROVISION (BENEFIT) FOR INCOME TAXES	(42)	41	1,029	357
NET INCOME (LOSS)	$(1,356)	$14,291	$8,803	$23,094

EARNINGS (LOSS) PER SHARE:
Basic	$(0.02)	$0.25	$0.16	$0.41
Diluted	$(0.02)	$0.25	$0.16	$0.40

SHARES USED IN PER SHARE CALCULATION:
Basic	55,796	56,817	56,310	56,810
Diluted	55,796	57,004	56,586	57,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$(1,356)	$14,291	$8,803	$23,094
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and nine months ended September 30, 2025 and 2024	(219)	1,235	828	598
Unrealized gain on marketable securities, net of ($55) and ($221) taxes in the three and nine months ended September 30, 2025, respectively, and ($615) in each of the three and nine months ended September 30, 2024	246	3,005	935	2,000
Amortization of defined benefit pension items, net of $0 and $4 tax in the three and nine months ended September 30, 2025, respectively, and $8 and $23 in the three and nine months ended September 30, 2024, respectively	(2)	(43)	(2)	(128)
Total other comprehensive income	25	4,197	1,761	2,470
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,331)	$18,488	$10,564	$25,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Common stock
Beginning balance	$21	$22	$22	$23
Repurchase of common stock	(1)	—	(2)	(1)
Ending balance	20	22	20	22

Additional paid-in capital
Beginning balance	—	—	18,734	—
Common stock issued under employee stock plans	2,539	3,009	5,326	5,700
Repurchase of common stock	(23,744)	—	(64,025)	(20,140)
Stock-based compensation	21,205	8,338	39,965	25,787
Ending balance	—	11,347	—	11,347

Accumulated other comprehensive income (loss)
Beginning balance	(1,287)	(3,189)	(3,023)	(1,462)
Other comprehensive gain	25	4,197	1,761	2,470
Ending balance	(1,262)	1,008	(1,262)	1,008

Retained earnings
Beginning balance	705,054	733,909	734,039	753,680
Net income (loss)	(1,356)	14,291	8,803	23,094
Repurchase of common stock	(18,695)	—	(34,071)	(5,838)
Payment of dividends to stockholders	(11,785)	(11,364)	(35,553)	(34,100)
Ending balance	673,218	736,836	673,218	736,836

Total stockholders’ equity	$671,976	$749,213	$671,976	$749,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,803	$23,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,788	25,560
Amortization of intangibles	623	1,071
Loss (gain) on disposal of property and equipment	(108)	216
Stock-based compensation expense	39,965	25,787
Accretion of discount on marketable securities	(919)	(1,252)
Deferred income taxes	(861)	(8,688)
Decrease in accounts receivable allowance for credit losses	(381)	(459)
Change in operating assets and liabilities:
Accounts receivable	(3,962)	(1,501)
Inventories	994	(4,516)
Prepaid expenses and other assets	5,201	5,614
Accounts payable	6,015	1,914
Taxes payable and accrued liabilities	9,154	(385)
Net cash provided by operating activities	85,312	66,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,346)	(14,241)
Proceeds from sale of property and equipment	150	—
Purchases of marketable securities	(58,775)	(97,581)
Proceeds from sales and maturities of marketable securities	116,658	103,806
Acquisition (Note 15)	—	(9,520)
Net cash provided by (used in) investing activities	40,687	(17,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,326	5,700
Repurchase of common stock	(98,098)	(25,979)
Payments of dividends to stockholders	(35,553)	(34,100)
Proceeds from draw on line of credit	13,000	—
Payments on line of credit	(13,000)	—
Net cash used in financing activities	(128,325)	(54,379)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,326)	(5,460)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,972	63,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,646	$58,469

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$4,349	$1,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$2,731	$4,400

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

In September 2025, the FASB issued ASU 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40) which amends certain aspects of the accounting for and disclosure of software costs. The guidance is effective for annual reporting beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	September 30,	December 31,
(In thousands)	2025	2024
Accounts receivable trade	$74,030	$57,308
Allowance for ship and debit	(39,363)	(26,446)
Allowance for stock rotation and rebate	(3,097)	(3,254)
Allowance for credit losses	(55)	(436)
Total	$31,515	$27,172

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

	Allowance for Credit Losses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$(55)	$(1,007)	$(436)	$(681)
Provision for credit loss expense	(60)	(202)	(164)	(1,050)
Receivables written off	—	—	—	—
Recoveries	60	987	545	1,509
Ending balance	$(55)	$(222)	$(55)	$(222)

Inventories

	September 30,	December 31,
(In thousands)	2025	2024
Raw materials	$100,686	$101,414
Work-in-process	33,699	27,271
Finished goods	30,233	36,927
Total	$164,618	$165,612

Intangible Assets

	September 30, 2025			December 31, 2024
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,930	—	4,930	4,930	—	4,930
Developed technology	37,960	(36,933)	1,027	37,960	(36,492)	1,468
Technology licenses	1,926	(1,692)	234	1,926	(1,510)	416
Total intangible assets	$46,077	$(38,625)	$7,452	$46,077	$(38,002)	$8,075

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at September 30, 2025, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2025 (remaining three months)	$209
2026	687
2027	365
Total*	$1,261
*	Total excludes $4.9 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2025	2024	2025		2024		2025	2024	2025	2024
Beginning balance	$1,382	$(749)	$99		$1,500		$(2,768)	$(3,940)	$(1,287)	$(3,189)
Other comprehensive income (loss) before reclassifications	246	3,005	—		—		(219)	1,235	27	4,240
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	(1)	(43)	(1)	—	—	(2)	(43)
Net-current period other comprehensive income (loss)	246	3,005	(2)		(43)		(219)	1,235	25	4,197
Ending balance	$1,628	$2,256	$97		$1,457		$(2,987)	$(2,705)	$(1,262)	$1,008
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2025 and 2024.

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Marketable Securities		Pension Items				Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2025	2024	2025		2024		2025	2024	2025	2024
Beginning balance	$693	$256	$99		$1,585		$(3,815)	$(3,303)	$(3,023)	$(1,462)
Other comprehensive income before reclassifications	935	2,000	—		—		828	598	1,763	2,598
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	(1)	(128)	(1)	—	—	(2)	(128)
Net-current period other comprehensive income (loss)	935	2,000	(2)		(128)		828	598	1,761	2,470
Ending balance	$1,628	$2,256	$97		$1,457		$(2,987)	$(2,705)	$(1,262)	$1,008
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2025 and 2024.

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

The fair-value hierarchy of the Company’s cash equivalents and marketable securities at September 30, 2025 and December 31, 2024, was as follows:

	Fair Value Measurement at
	September 30, 2025
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$3,228	$—	$3,228
Corporate securities	191,733	—	191,733
Money market funds	1,524	1,524	—
Total	$196,485	$1,524	$194,961

	Fair Value Measurement at
	December 31, 2024
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$2,048	$—	$2,048
Corporate securities	249,023	—	249,023
Money market funds	567	567	—
U.S. government securities	750	—	750
Total	$252,388	$567	$251,821

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2025, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$2,921	$1	$—	$2,922
Total	2,921	1	—	2,922
Investments due in 4-12 months:
Commercial paper	1,481	—	—	1,481
Corporate securities	30,968	207	—	31,175
Total	32,449	207	—	32,656
Investments due in 12 months or greater:
Corporate securities	155,800	1,837	(1)	157,636
Total	155,800	1,837	(1)	157,636
Total marketable securities	$191,170	$2,045	$(1)	$193,214

Accrued interest receivable was $1.9 million at September 30, 2025 and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at September 30, 2025:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$2,249	$(1)	$—	$—	$2,249	$(1)
Total marketable securities	$2,249	$(1)	$—	$—	$2,249	$(1)

In the three and nine months ended September 30, 2025 and 2024, no unrealized losses on marketable securities were recognized in the condensed consolidated statements of income (loss).

The Company does not intend to sell, and it is unlikely that it will be required to sell, the securities held prior to their anticipated recovery. The issuers are high quality (investment grade) and the decline in fair value is largely due to

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes in interest rates. Additionally, the issuers continue to make timely interest payments on the marketable securities with the fair value expected to recover as they reach maturity.

6. STOCK-BASED COMPENSATION:

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues	$517	$496	$1,766	$1,549
Research and development	2,850	2,997	8,290	9,307
Sales and marketing	1,910	1,876	5,418	5,990
General and administrative	2,374	2,969	10,937	8,941
Other operating expenses	13,554	—	13,554	—
Total stock-based compensation expense	$21,205	$8,338	$39,965	$25,787

Stock-based compensation expense in the three months ended September 30, 2025, was approximately $21.2 million, comprising approximately $13.6 million related to the modification of outstanding equity awards held by the Company’s former chief executive officer (discussed in further detail below), $5.8 million related to restricted stock unit (“RSU”) awards, $1.5 million related to performance-based (“PSU”) awards and long-term performance-based (“PRSU”) awards and $0.3 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the nine months ended September 30, 2025, was approximately $40.0 million, comprising approximately $16.7 million for RSUs, $13.6 million related to the modification of outstanding equity awards held by the Company’s former CEO, $8.6 million related to PSUs and PRSUs and $1.1 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the three months ended September 30, 2024, was approximately $8.3 million, comprising approximately $6.6 million related to RSUs, $1.3 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the nine months ended September 30, 2024, was approximately $25.8 million, comprising approximately $19.0 million related to RSUs, $5.6 million related to PSUs and PRSUs and $1.2 million related to the Company’s employee stock purchase plan.

In connection with his retirement in July 2025, the Company’s former chief executive officer, Balu Balakrishnan, entered into a transition agreement and a consulting agreement with the Company. Pursuant to these agreements, Mr. Balakrishnan’s outstanding equity awards continue to vest subject to his continuous service and the applicable award agreements. The vast majority of these awards are subject to performance criteria established at the time of grant and will only be earned if such criteria are met at the conclusion of the applicable performance periods. As the services to be performed by Mr. Balakrishnan under the transition agreement and the consulting agreement do not qualify as “substantive services” under ASC 718, Compensation–Stock Compensation, the continued vesting of the outstanding equity awards represents a modification of the original awards. As a result, in the quarter ended September 30, 2025, the Company recorded stock-based compensation in the amount of $13.6 million in other operating expenses on the condensed consolidated statements of income (loss) related to the accounting modification. Subsequent changes in performance criteria measurement could result in an adjustment to expense in future periods.

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

A summary of PSUs outstanding as of September 30, 2025 and activity during the nine months ended, is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	66	$69.95
Granted	214	$53.91
Vested	(66)	$69.95
Forfeited	(8)	$57.54
Outstanding at September 30, 2025	206	$53.77	0.25	$8,284
Outstanding and expected to vest at September 30, 2025	123		0.25	$4,954

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

A summary of PRSUs outstanding as of September 30, 2025 and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	317	$73.85
Granted	307	$52.56
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2025	624	$63.37	1.52	$25,074
Outstanding and expected to vest at September 30, 2025	456		1.92	$18,335

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards

A summary of RSUs outstanding as of September 30, 2025 and activity during the nine months ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2025	929	$70.82
Granted	535	$50.66
Vested	(324)	$67.70
Forfeited	(96)	$66.42
Outstanding at September 30, 2025	1,044	$61.87	1.64	$41,991
Outstanding and expected to vest at September 30, 2025	977		1.58	$39,288

7. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:

Customer Concentration

The Company’s top ten customers accounted for approximately 81% of net revenues in both the three and nine months ended September 30, 2025 and approximately 78% for both the corresponding periods of 2024. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors were $82.3 million and $238.7 million in the three and nine months ended September 30, 2025, respectively, and $80.5 million and $220.4 million in the three and nine months ended September 30, 2024, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2025	2024	2025	2024
Avnet	34%	31%	33%	30%
Salcomp Group	11%	*	10%	*
Honestar Technologies Co., Ltd.	*	10%	*	11%

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

As of September 30, 2025 and December 31, 2024, 91% and 87% of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Customer	2025	2024
Avnet	44%	32%
Salcomp Group	11%	13%
Honestar Technologies Co., Ltd.	10%	12%

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

Geographic Net Revenues

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues by region and country with 5% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Americas	$6,160	$5,507	$17,727	$15,793
EMEA:
Germany	7,111	5,321	20,174	16,269
Other EMEA	6,730	6,190	17,714	18,450
APAC:
Hong Kong/China	68,388	65,425	192,567	178,229
India	6,651	8,571	16,523	20,351
Korea	8,312	9,762	30,266	28,215
Taiwan	6,399	7,471	20,018	17,523
Other APAC	9,168	7,590	25,311	18,893
Total net revenues	$118,919	$115,837	$340,300	$313,723

8. STOCKHOLDERS’ EQUITY:

Common Stock Shares Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	56,158	56,778	56,837	56,738
Common stock issued under employee stock plans	73	62	503	473
Repurchased	(919)	—	(2,028)	(371)
Ending balance	55,312	56,840	55,312	56,840

Common Stock Repurchases

As of December 31, 2024, the Company had $48.1 million available under a stock-repurchase program announced in November 2024. After this authorization was exhausted in April 2025, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be executed according to pre-defined price/volume guidelines. In the three months ended September 30, 2025, the Company purchased approximately 0.9 million shares for $42.4 million. In the nine months ended September 30, 2025, the Company repurchased 2.0 million shares for $98.1 million, exhausting the Company’s repurchase authorization. Any future repurchase programs would be authorized at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

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

In October 2025, the Company’s board of directors raised the quarterly cash dividend with the declaration of four cash dividends of $0.215 per share to be paid at the end of each quarter in 2026.

For the three and nine months ended September 30, 2025 and 2024, cash dividends declared and paid were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Dividends declared and paid	$11,785	$11,364	$35,553	$34,100
Dividends declared per common share	$0.21	$0.20	$0.63	$0.60

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of the assumed vesting of outstanding restricted stock units, the assumed issuance of awards under the stock purchase plan and contingently issuable performance-based awards, as computed using the treasury stock method.

A summary of the earnings (loss) per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Basic earnings per share:
Net income (loss)	$(1,356)	$14,291	$8,803	$23,094
Weighted-average common shares	55,796	56,817	56,310	56,810
Basic earnings (loss) per share	$(0.02)	$0.25	$0.16	$0.41
Diluted earnings per share: (1)
Net income (loss)	$(1,356)	$14,291	$8,803	$23,094
Weighted-average common shares	55,796	56,817	56,310	56,810
Effect of dilutive awards:
Employee stock plans	—	187	276	296
Diluted weighted-average common shares	55,796	57,004	56,586	57,106
Diluted earnings (loss) per share	$(0.02)	$0.25	$0.16	$0.40

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2025 and 2024 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In the three months ended September 30, 2025, shares attributable to stock-based awards were excluded from the computation of diluted earnings per share, as the Company was in a net loss position.

10. PROVISION (BENEFIT) FOR INCOME TAXES:

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

The Company’s effective tax rate for the three and nine months ended September 30, 2025, was (3.0%) and 10.5%, respectively, and in the corresponding periods of 2024 was 0.3% and 1.5%, respectively. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal tax credits. In the three and nine months ended September 30, 2025, the Company’s effective tax rate was negatively impacted by the recognition of a tax deficiency or “shortfall” related to share-based payments. Additionally, in the three and nine months ended September 30, 2024, the Company’s effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments and by discrete items associated with the release of unrecognized tax benefits. The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2025, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6% (effective in the fiscal year 2026). The Company has elected to account for Net Controlled Foreign Corporation Tested Income (“NCTI”), formerly known as Global Intangible Low-Taxed Income, under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as NCTI is incurred in future periods. As a result, the Company has remeasured its estimated deferred tax balances related to NCTI for the changes in the tax rate and recorded an expense of $0.5 million during the third quarter of 2025.

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

The CODM uses net income as the measure of profit or loss to allocate resources and assess performance. The CODM regularly reviews net income as reported on the Company’s consolidated statements of income (loss). Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis. The CODM considers the impact on net income of the significant segment expenses in the table below when deciding whether to reinvest profits, propose dividends or share repurchase, or pursue strategic mergers and acquisitions.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
NET REVENUES	$118,919	$115,837	$340,300	$313,723
Less:
Stock-based compensation (1)	21,205	8,338	39,965	25,787
Amortization of acquisition-related intangible assets (2)	147	147	440	887
Cost of revenues (excluding 1 & 2)	53,404	52,023	151,054	143,803
Research and development (excluding 1)	23,846	22,832	68,492	65,794
Sales and marketing (excluding 1)	15,545	15,243	46,761	44,904
General and administrative (excluding 1)	8,000	5,672	22,292	18,538
Other operating expenses (excluding 1)	725	—	9,876	—
INCOME (LOSS) FROM OPERATIONS	(3,953)	11,582	1,420	14,010

OTHER INCOME	2,555	2,750	8,412	9,441
PROVISION (BENEFIT) FOR INCOME TAXES	(42)	41	1,029	357
NET INCOME (LOSS)	$(1,356)	$14,291	$8,803	$23,094

The table below presents other segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Depreciation	$6,542	$8,454	$20,788	$25,560
Amortization of intangibles	$208	$208	$623	$1,071
Interest income	$2,730	$3,328	$9,125	$10,123

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

On December 18, 2019, CogniPower LLC (“CogniPower”) filed a complaint against a customer of the Company in the United States District Court for the District of Delaware for infringement of two patents; the Company thereafter intervened and sought a declaration of non-infringement with respect to use of the Company’s products. Following a trial in August 2025, the Company successfully obtained verdicts of noninfringement and invalidity of all asserted claims, and as part of the noninfringement verdict, the jury found that no products incorporating the Company’s InnoSwitch products met the specific requirements of CogniPower’s asserted claims. The Court thereafter entered judgment in favor of the Company; briefing on post-trial motions is under way, with rulings expected in the coming months. On January 16, 2025, CogniPower filed a follow-on complaint against the same customer asserting the same two patents in the United States District Court for the District of Delaware, but that case was dismissed following the August 2025 verdict in the Company’s favor in CogniPower’s earlier case. The Company believes it has strong claims and defenses with respect to all of CogniPower’s asserted patents and intends to vigorously defend itself against CogniPower’s claims against the Company’s technology, with appeals to follow if necessary.

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 11, 2022, a former employee of the Company filed a first amended complaint in the Superior Court of California, County of Santa Clara alleging several violations of the Fair Employment and Housing Act. The complaint named the Company and one of its vice presidents and alleged, among other things, that the former employee was discriminated against and harassed based on age and disability, was retaliated against, and was wrongfully terminated in violation of public policy. Two of the plaintiff’s claims were dismissed with prejudice in response to the Company’s demurrer motions. Prior to trial, the plaintiff dismissed with prejudice the claims against the Company’s vice president and the claim of wrongful termination in violation of public policy. In June 2025, the remaining claims in the matter were tried before a jury. The jury reached a verdict and ruled in favor of the Company on the claims of age and disability discrimination and harassment based on age. The jury ruled in favor of the plaintiff and against the Company on the claims of harassment based on disability and retaliation and awarded compensatory damages of $3.2 million and punitive damages of $6.0 million. In the quarter ended June 30, 2025, the Company recognized a charge in the amount of $9.2 million in other operating expenses on the condensed consolidated statements of income (loss). In the quarter ended September 30, 2025, the Company recognized in other operating expenses on the condensed consolidated statements of income (loss) an additional $0.7 million related to plaintiff attorney fees and related costs. The plaintiff has filed claims for attorney fees and other costs totaling $5.9 million; the Company is thus exposed to an additional $5.2 million in expenses related to this matter. The Company disagrees with the jury’s verdicts against the Company and plans to appeal the judgement.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. While the Company has on occasion been made aware of claims against its distributors or customers that may trigger an indemnification claim, to date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

16. SUBSEQUENT EVENTS:

Departure of Chief Financial Officer

As disclosed in the Current Report on Form 8-K filed with the SEC on September 22, 2025, the Company’s Vice President and Chief Financial Officer and Principal Accounting Officer, Sandeep Nayyar, informed the Company on September 16, 2025 of his resignation from his positions effective October 4, 2025. Pursuant to this announcement, Mr. Nayyar resigned on October 4, 2025, at which time Robert Eric Verity, the Company’s Senior Director of Finance, became the Company’s interim Chief Financial Officer and Principal Accounting Officer. Mr. Nayyar’s resignation is not the result of any disagreement with the Company related to its operations, policies, or practices.

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

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging from 100 kilowatts up to gigawatts, and motor-drive applications up to approximately one horsepower. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, our transformer-sample service and our PowerPros℠ live online video support service that enables power-supply designers to talk directly with members of our applications engineering team 24 hours a day, six days a week from anywhere in the world.
●	Leverage the performance benefits of our proprietary gallium-nitride (“GaN”) technology. In 2019 we began incorporating our proprietary PowiGaN™ gallium-nitride transistors in some of our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology and developed new generations of our GaN technology capable of supporting voltages as high as 1700 volts. While high-voltage GaN transistors have historically been more costly to produce than comparable silicon transistors, we have achieved cost reductions such that our GaN devices are approaching cost parity with silicon MOSFETs.

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

Recent Results

Our net revenues were $118.9 million and $115.8 million in the three months ended September 30, 2025 and 2024, respectively, and $340.3 million and $313.7 million in the nine months ended September 30, 2025 and 2024, respectively. The increases in net revenues for the three- and nine-month periods were primarily due to higher sales in the industrial end-market.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 81% of our net revenues for each of the three and nine months ended September 30, 2025 and approximately 78% for both of the corresponding periods of 2024. International sales accounted for approximately 98% and 99% of our net revenues for the three and nine months ended September 30, 2025, respectively, and 98% for both of the corresponding periods of 2024.

Our gross margin was 55% for both the three months ended September 30, 2025 and the corresponding period in 2024. Our gross margin was 55% and 53% for the nine months ended September 30, 2025 and 2024, respectively. The increase in gross margin for the nine-month period was primarily due to favorable end-market mix—reflecting a greater amount of revenues coming from higher-margin end-markets.

Total operating expenses were $68.8 million and $51.6 million for the three months ended September 30, 2025 and 2024, respectively, and $185.6 million and $153.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increases in operating expenses for the three- and nine-month periods were primarily due to higher stock-based compensation expense as a result of an award modification associated with the retirement of our former chief executive officer (refer to Note 6, Stock-Based Compensation, in our Notes to Unaudited Condensed Consolidated Financial Statements for details) as well as higher expenses for outside engineering services and legal services.

Additionally, for the three- and nine-month period, we incurred expenses related to an employee litigation matter (refer to Note 13, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements for details).

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.5	45.5	45.0	46.6
Gross profit	54.5	54.5	55.0	53.4
Operating expenses:
Research and development	22.4	22.3	22.6	23.9
Sales and marketing	14.7	14.8	15.3	16.2
General and administrative	8.7	7.5	9.8	8.8
Other operating expenses	12.0	—	6.9	—
Total operating expenses	57.8	44.6	54.6	48.9
Income (loss) from operations	(3.3)	9.9	0.4	4.5
Other income	2.1	2.4	2.5	3.0
Income (loss) before income taxes	(1.2)	12.3	2.9	7.5
Provision (benefit) for income taxes	—	—	0.3	0.1
Net income (loss)	(1.2)%	12.3%	2.6%	7.4%

Comparison of the three and nine months ended September 30, 2025 and 2024

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2025 were $118.9 million and $340.3 million, respectively, and $115.8 million and $313.7 million, respectively, in the corresponding periods of 2024. The increases in net revenues for the three- and nine-month periods were due primarily to higher sales in the industrial end-market.

Our revenue mix by end market for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2025	2024	2025	2024
Communications	11%	12%	11%	11%
Computer	13%	14%	13%	14%
Consumer	34%	38%	37%	40%
Industrial	42%	36%	39%	35%

International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $117.1 million and $335.3 million in the three and nine months ended September 30, 2025, respectively, and $114.1 million and $308.7 million, respectively, in the corresponding periods of 2024. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented approximately 83% and 84% of our net revenues in the three and nine months ended September 30, 2025, respectively, and approximately 85% and 84%, respectively, in the corresponding periods of 2024. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for approximately 69% and 70% of our net revenues in the three and nine months ended September 30, 2025, respectively, and approximately 70% in both of the corresponding periods of 2024. Direct sales to OEMs and merchant power supply manufacturers accounted for the remainder.

The following customers represented 10% or more of our net revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2025	2024	2025	2024
Avnet	34%	31%	33%	30%
Salcomp Group	11%	*	10%	*
Honestar Technologies Co., Ltd.	*	10%	*	11%

*Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Net revenues	$118.9	$115.8	$340.3	$313.7
Gross profit	$64.9	$63.2	$187.0	$167.5
Gross margin	54.5%	54.5%	55.0%	53.4%

The increase in gross margin in the nine-month period was primarily due to favorable end-market mix—reflecting a greater amount of revenues coming from higher-margin end-markets.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
R&D expenses	$26.7	$25.8	$76.8	$75.1
Headcount (at period end)	307	319	307	319

R&D expenses increased for the three and nine months ended September 30, 2025 as compared to the corresponding periods of 2024. The increases for the three- and nine-month periods were primarily due to higher salaries and related expenses as well as increased outside engineering services. The increase for the nine-month period was partially offset by lower stock-based compensation expense.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as facilities expenses, including expenses associated with our regional sales and support offices. The following table below compares S&M expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Sales and marketing expenses	$17.5	$17.1	$52.2	$50.9
Headcount (at period end)	339	325	339	325

S&M expenses increased for the three and nine months ended September 30, 2025 as compared to the corresponding periods of 2024. The increases for the three- and nine-month periods were primarily due to increased employee-related expenses. The increase for the nine-month period was partially offset by lower stock-based compensation expense.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The following table below compares G&A expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
G&A expenses	$10.4	$8.6	$33.2	$27.5
Headcount (at period end)	84	78	84	78

G&A expenses increased for the three and nine months ended September 30, 2025 as compared to the corresponding periods of 2024. The increase for the three-month period was primarily due to increased professional and legal services partially offset by lower stock-based compensation expense. In addition, we recognized a credit in the three months ended September 30, 2024 related to the recovery of bad debt. The increase for the nine-month period was primarily due to increased professional and legal services and higher stock-based compensation expense related to performance-based awards.

Other operating expenses. Other operating expenses were $14.3 million and $23.4 million in the three and nine months ended September 30, 2025, respectively. For the three- and nine-month periods we recognized expenses of $0.7 million and $9.9 million, respectively, stemming from an employee litigation matter (refer to Note 13, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements for details). In addition, for the three-month period, we recognized stock-based compensation expense of $13.6 million as a result of an award modification associated with the retirement of our former chief executive officer (refer to Note 6, Stock-Based Compensation, in our Notes to Unaudited Condensed Consolidated Financial Statements for details).

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Other income	$2.6	$2.8	$8.4	$9.4

Other income decreased for the three and nine months ended September 30, 2025 as compared to the corresponding periods of 2024 primarily due to lower interest income.

Provision (benefit) for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Provision (benefit) for income taxes	$—	$—	$1.0	$0.4
Effective tax rate	(3.0)%	0.3%	10.5%	1.5%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and nine months ended September 30, 2025, was (3.0%) and 10.5%, respectively, and in the corresponding periods of 2024 was 0.3% and 1.5%, respectively. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal tax credits. In the three and nine months ended September 30, 2025, our effective tax rate was negatively impacted by the recognition of a tax deficiency or “shortfall” related to share-based payments. Additionally, in the three and nine months ended September 30, 2024, our effective tax rate was favorably impacted by the recognition of excess tax benefits related to share-based payments and by discrete items associated with the release of unrecognized tax benefits.  These benefits were partially offset by U.S. tax on foreign income, known as Net Controlled Foreign Corporation Tested Income (“NCTI”). The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6% (effective in the fiscal year 2026). We have elected to account NCTI, formerly known as Global Intangible Low-Taxed Income, under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as NCTI is incurred in future periods. As a result, we remeasured our estimated deferred tax balances related to NCTI for the changes in the tax rate and recorded an expense of $0.5 million during the third quarter of 2025.

Liquidity and Capital Resources

As of September 30, 2025, we had $241.9 million in cash, cash equivalents and short-term marketable securities, a decrease of $58.1 million from $300.0 million as of December 31, 2024. As of September 30, 2025, we had working capital, defined as current assets less current liabilities, of $385.0 million, a decrease of approximately $73.7 million from $458.7 million as of December 31, 2024.

We have a Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”) that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022, to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of June 28, 2023 to include the Secured Overnight Financing Rates as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of September 30, 2025, we had no advances outstanding under the Credit Agreement.

Cash from Operating Activities

Our operating activities generated $85.3 million of cash in the nine months ended September 30, 2025. Net income for this period was $8.8 million; we also incurred non-cash stock-based compensation expense, depreciation, accretion of discount on marketable securities and an increase in deferred tax assets of $40.0 million, $20.8 million, $0.8 million and $0.9 million, respectively. Sources of cash included a $9.2 million increase in taxes payable and accrued liabilities, a $6.0 million increase in accounts payable, a $5.2 million decrease in prepaid expenses and other assets and a $1.0 million decrease in inventories. These sources of cash were partially offset by $4.0 million increase in accounts receivable.

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

Cash from Investing Activities

Our investing activities in the nine months ended September 30, 2025, generated $40.7 million of cash, primarily consisting of $57.9 million from sales and maturities of marketable securities, net of purchases, offset by $17.3 million for purchases of property and equipment—primarily production-related machinery and equipment.

Our investing activities in the nine months ended September 30, 2024 resulted in $17.5 million net use of cash, primarily consisting of $14.2 million used for purchases of property and equipment (primarily production-related machinery and equipment) and $9.5 million for the Odyssey acquisition, partially offset by $6.2 million of proceeds from sales and maturities of marketable securities, net of purchases.

Cash from Financing Activities

Our financing activities in the nine months ended September 30, 2025 resulted in a $128.3 million net use of cash, consisting of $98.1 million for the repurchase of our common stock and $35.6 million for the payment of dividends to stockholders, partially offset by proceeds of $5.3 million from the issuance of shares through our employee stock purchase plan.

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

In October 2025, our board of directors raised the quarterly cash dividend with the declaration of four cash dividends of $0.215 per share to be paid at the end of each quarter in 2026.

Dividend payouts of $12.0 million, $11.8 million, and $11.8 million occurred on March 31, 2025, June 30, 2025 and September 30, 2025, respectively. The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Stock Repurchases

Over the years, our board of directors has authorized the use of funds to repurchase shares of our common stock. As of December 31, 2024, we had $48.1 million available under a stock-repurchase program announced in November 2024. After this authorization was exhausted in April 2025, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In the three months ended September 30, 2025, we repurchased 0.9 million of our shares for $42.4 million. In the nine months ended September 30, 2025, we repurchased 2.0 million of our shares for $98.1 million, exhausting our repurchase authorization. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Contractual Commitments

As of September 30, 2025, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of September 30, 2025, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first nine months of 2025. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As of December 31, 2024, we had $48.1 million available under a stock-repurchase program announced in November 2024. After this authorization was exhausted in April 2025, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. The program has no expiration date. We repurchased approximately 0.9 million of our shares for $42.4 million and 2.0 million of our shares for $98.1 million in the three and nine months ended September 30, 2025, respectively, exhausting our repurchase authorization. Future repurchase programs would be authorized at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the third quarter of fiscal 2025:

				Approximate
				Dollar Value that
			Total Number of	May Yet be
			Shares Purchased	Repurchased
	Total	Average	as Part of	Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
July 1, 2025 to July 31, 2025	88,315	$52.68	88,315	$37.8
August 1, 2025 to August 31, 2025	487,729	$46.17	487,729	$15.3
September 1, 2025 to September 30, 2025	343,293	$44.47	343,293	—
Total	919,337		919,337

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-23441	3.1	8/6/2025
3.2	Amended and Restated Bylaws	10-Q	000-23441	3.2	8/6/2025
10.1*	Employment Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Jennifer A. Lloyd, PhD	10-Q	000-23441	10.5	8/6/2025
10.2*	Chief Executive Officer Benefits Agreement, dated as of July 21, 2025, between Power Integrations, Inc. and Jennifer A. Lloyd, PhD	10-Q	000-23441	10.6	8/6/2025
10.3*	Transition Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.7	8/6/2025
10.4*	Consulting Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.8	8/6/2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER INTEGRATIONS, INC.

Dated:	November 5, 2025	By:	/s/ ROBERT ERIC VERITY
Robert Eric Verity
Interim Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)