Form 10-K
period 2025-12-31
POWER INTEGRATIONS INC
filed 2026-02-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 2, 2026, 55,504 thousand shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2026 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: changes in global trade policy such as tariffs, that could result in reduced demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results; if demand for our products declines in our major end markets, our net revenue will decline; we do not have long-term contracts with any of our customers and if they fail to place orders for our products, or if they cancel or reschedule orders, our operating results and our business may suffer; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; if our products do not penetrate additional markets, our business will not grow as we expect; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We make these forward-looking statements based upon information available on the date of this Form 10-K, and expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws. In evaluating these statements, you should specifically consider the risks described under Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including industrial controls, “smart” utility meters, appliances, air conditioners, battery-powered tools, building-automation, or “internet-of-things” applications such as networked thermostats and security devices, and mobile devices such as smartphones, tablets and notebook computers. Variations of our power-supply ICs are used for high-voltage power conversion in electric vehicles (“EVs”). We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-driver ICs for brushless DC (“BLDC”) motors used in consumer appliances, HVAC systems, ceiling fans and a variety of industrial applications.

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

While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve, creating value for our customers and on further expanding our addressable market. Our growth strategy includes the following elements:

●	Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications ranging from 100 kilowatts up to gigawatts, and motor-drive applications up to approximately one horsepower. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, our transformer-sample service and our PowerPros℠, a live online video support service that enables power-supply designers to talk directly with members of our applications engineering team from anywhere in the world.

●	Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output. Since then, we have expanded our served available market (“SAM”) to approximately $5 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families), the introduction of LED-driver products, our entry into the gate-driver market and the introduction of our BridgeSwitch™ motor-driver ICs for BLDC motors. We have also introduced products targeting the EV market and expect automotive applications to become a significant portion of our SAM over time.

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

We have also expanded our SAM through the development of technologies and architectures that increase the value (and therefore the average selling prices) of our products. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side. Our InnoMux™ IC families provide up to three DC outputs, eliminating the need for additional power-management circuitry in certain end products requiring multiple voltages while significantly increasing efficiency. Our proprietary PowiGaN™ high-voltage transistor technology, introduced in 2019, increases the value of our ICs by replacing silicon transistors with higher-performance gallium-nitride (“GaN”) switches, and also enables us to address a wider range of applications.

●	Leverage the performance benefits of our proprietary GaN technology. In 2019 we began incorporating our proprietary PowiGaN™ transistors in some of our products, enabling a higher level of energy efficiency than ICs with silicon transistors. Since then, we have introduced a variety of new products utilizing GaN technology and developed new generations of our GaN technology capable of supporting voltages as high as 1700 volts.

We are developing additional products incorporating GaN transistors, which we believe will enable us to address higher-power applications than we address with our current range of products, and further expand our SAM as discussed above. We expect such applications to include power supplies used in  data centers delivering artificial intelligence (“AI”) services, in communications network infrastructure equipment and in onboard-charging circuitry for EVs, among others.

Additionally, we are developing GaN technologies capable of supporting higher power output than today’s GaN devices, with an aim of developing products to address power-switching modules in EV drivetrains, which currently incorporate SiC and IGBT modules. In July 2024 we acquired the assets of Odyssey Semiconductor, a developer of vertical GaN technology, in an effort to accelerate our development of higher-power GaN devices. We believe the development of such technologies will take several years to complete.

●	Capitalize on efforts to reduce carbon emissions by providing products that contribute to improved energy efficiency and increased use of renewable energy. In its 2019 World Energy Outlook, the International Energy Agency estimated that more than two-thirds of the reduction in carbon-dioxide (“CO2”) emissions needed to achieve the “Sustainable Development Scenario” of the United Nations Sustainable Development Agenda is to come from improved energy efficiency and increased use of renewable energy. Energy savings enabled by our products help our customers comply with regulations that seek to curb energy consumption in support of reducing CO2 emissions. For example: our EcoSmart™ technology drastically reduces the amount of energy consumed by electronic products when they are plugged in but not in use; our PowiGaN™ transistors reduce energy consumption compared to silicon transistors; and our BridgeSwitch™ motor-driver ICs provide highly efficient power conversion for BLDC motors in appliances and industrial applications. Also, our gate-driver products are critical components in energy-efficient DC motor drives, solar- and wind-power systems, efficient high-voltage DC transmission systems (including transmission of energy from renewable energy installations to the power grid), and low-emissions transportation applications such as electric locomotives.

Background – Our Highly Integrated Approach to High-Voltage Power Conversion

Virtually every electronic device that plugs into a wall socket requires a power supply to convert the high-voltage alternating current provided by electric utilities into the low-voltage direct current required by most electronic devices. Until approximately 1970, AC-DC power supplies were generally in the form of line-frequency, or linear, transformers. These devices, consisting primarily of copper wire wound around an iron core, tend to be bulky and heavy, and typically waste a substantial amount of electricity. In the 1970s, the availability of high-voltage discrete semiconductors enabled the development of a new generation of power supplies known as switched-mode power supplies (“SMPS”). While SMPS are generally smaller, lighter-weight and more energy-efficient than linear transformers, early versions designed with discrete components were highly complex, containing numerous components and requiring a high level of analog design expertise.

In high-power systems such as industrial motor drives, electric locomotives and renewable-energy systems, power conversion is typically performed using arrays of high-power silicon or silicon-carbide transistors known as IGBT modules or SiC modules; these modules are operated by electronic circuitry known as gate drivers, whose function is to ensure accurate, safe and reliable operation of the IGBT modules. Like discrete power supplies, discrete gate drivers tend to be highly complex, requiring a large number of components and a great deal of design expertise.

In 1994 we introduced TOPSwitch™, the industry’s first cost-effective high-voltage IC for switched-mode AC-DC power supplies. We have since introduced a range of other product families, expanding the range of power-supply applications we can serve and enhancing our competitiveness in applications we already addressed. We have further expanded our addressable market with the addition of high-voltage gate drivers and motor-driver ICs for BLDC motors.

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

Our highly integrated ICs and gate drivers enable designs with far fewer components than comparable discrete designs. This reduction in component count enhances reliability and efficiency, reduces size, and results in lower manufacturing costs for our customers.

●	Reduced Time-to-Market, Enhanced Manufacturability

Because our products eliminate much of the complexity associated with the design of power converters, designs can typically be completed in less time, resulting in more efficient use of customers’ design resources and shorter time-to-market for new designs. The lower component count and reduced complexity enabled by our products also makes designs more suitable for high-volume manufacturing. We also provide extensive hands-on design support as well as online design tools, such as our PI Expert design software, that further reduce time-to-market and product development risks.

●	Energy Efficiency

Our EcoSmart™ technology improves the energy efficiency of electronic devices during normal operation as well as standby and “no-load” conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements. Our proprietary GaN transistor technology offers substantially higher levels of active-mode efficiency compared to traditional silicon switches, while our BridgeSwitch™ motor-driver ICs not only minimize power waste but also eliminate the need for heatsinks in many applications, which in turn reduces cost and weight.

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

TOPSwitch™, our first commercially successful product family, was introduced in 1994. Since then, we have introduced a wide range of products (such as our TinySwitch™, LinkSwitch™ and Hiper™ families) to increase the level of integration and improve upon the functionality of the original TOPSwitch™, and to broaden the range of power levels we can address.

In 2014 we introduced our InnoSwitch™ product family, the first power-supply ICs to combine primary, secondary and feedback circuits into a single package. These ICs employ a proprietary technology known as FluxLink™ to enable precise control without the need for optical components, which tend to add cost and diminish the reliability of power supplies. In 2019 we began offering InnoSwitch™ ICs with more-efficient GaN transistors rather than silicon transistors. In 2023 we announced new versions of our InnoSwitch products incorporating GaN transistors with higher voltage ratings of 900 volts and 1250 volts; earlier GaN products feature transistors rated at 750 volts. In 2019 we introduced InnoMux™ ICs, which provide up to three DC outputs, eliminating the need for additional power-management circuitry in certain end products requiring multiple voltages while significantly increasing efficiency. In 2024 we introduced InnoMux-2 products, featuring GaN transistors rated at 1700 volts.

This portfolio of power-conversion products generally addresses power supplies up to about 500 watts of output. This market consists of an extremely broad range of applications including consumer appliances, utility meters, LCD monitors, tablets, smartphones, computers, TVs, and numerous other consumer and industrial applications, as well as LED lighting. We also now offer automotive-qualified versions of certain products, such as InnoSwitch™ ICs, for use in EVs.

●	High-voltage gate drivers

We offer a range of high-voltage gate-driver products sold primarily under the SCALE™ and SCALE™-2 product-family names. These products are fully assembled circuit boards incorporating multiple ICs, electrical isolation components and other circuitry. We offer both ready-to-operate “plug-and-play” drivers designed specifically for use with particular IGBT modules, as well as “driver cores,” which provide more basic driver functionality that customers can customize to their own specifications after purchase. In 2016 we introduced the SCALE-iDriver™ family of standalone ICs, which enables us to address applications ranging from a few kilowatts up to about 100 kilowatts, whereas previously our sales of high-power products were primarily for applications above 100 kilowatts. In 2020 we introduced an automotive-qualified version of SCALE-iDriver™ suitable for use in powertrain and charging applications for electric vehicles.

●	Motor-driver products

The BridgeSwitch™ family of products, introduced in 2018, is a family of motor-driver ICs addressing BLDC motor applications up to approximately 400 watts. In 2024 we introduced BridgeSwitch™-2 ICs, extending the addressable power range to about one horsepower, or 746 watts. Applications for ICs in the BridgeSwitch™ families include refrigerator compressors, ceiling fans, air purifiers and circulation pumps, as well as pumps and fans used in appliances such as dishwashers, laundry machines and boilers. BridgeSwitch™ products are complemented by our Motor-Xpert™ software, which provides configuration and diagnostic tools for design engineers.

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

In response to concerns about the environmental impact of carbon emissions, policymakers have taken action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices to comply with voluntary energy-efficiency specifications. In 2007 the California Energy Commission (“CEC”) implemented mandatory efficiency standards for external power supplies. The CEC standards were implemented nationwide in the United States in July 2008 as a result of the Energy Independence and Security Act of 2007 (“EISA”); these federal standards were tightened in 2016. Similar standards for external power supplies took effect in the European Union (“EU”) in 2010 as part of the EU’s EcoDesign Directive for Energy-Related Products.

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

We believe we offer products that enable manufacturers to meet or exceed these regulations, and all other such regulations of which we are aware. Since 1998, our AC-DC power-conversion ICs have featured our EcoSmart™ technology which drastically reduces standby power waste. We have sold more than 21 billion ICs featuring EcoSmart™ technology, resulting in estimated savings of hundreds of terawatt-hours (TWh) of standby power worldwide. In 2010 we expanded our portfolio of energy-saving products with the introduction of our CapZero™ and SenZero™ IC families, which eliminate additional sources of standby waste in some power supplies. We also offer a range of products designed specifically for LED-lighting applications. Our GaN technology, introduced in 2019, also dramatically improves the active-mode efficiency of power-supplies. Our InnoMux™ products, also introduced in 2019, enhance active-mode efficiency in systems with multiple DC outputs by eliminating the losses incurred in separate DC-DC conversion stages.

Other Product Information

TOPSwitch, TinySwitch, LinkSwitch, InnoSwitch, BridgeSwitch, DPA-Switch, LYTSwitch, PeakSwitch, EcoSmart, Hiper, Qspeed, InnoMux, SCALE, SCALE-iDriver, SCALE-iFlex, CAPZero, SENZero, ClampZero, LinkZero, ChiPhy, MineE-CAP, FluxLink, eSIP, eeSIP, eSOP, inSOP, MinSOP, PowerPros, PI Databook, PI Expert and Motor-Xpert are trademarks of Power Integrations, Inc.

End Markets and Applications

Our net revenue consists primarily of sales of the products described above. When evaluating our net revenue, we categorize our sales into the following four major end-market groupings: communications, computer, consumer, and industrial.

The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2025	2024	2023
Communications	12%	12%	29%
Computer	13%	14%	12%
Consumer	37%	39%	27%
Industrial	38%	35%	32%

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
Industrial

Industrial motor drives, renewable energy systems, electric locomotives, electric passenger cars and commercial vehicles, high-voltage DC transmission systems, industrial controls, utility meters, motor controls, uninterruptible power supplies, LED lighting, battery-powered tools and lawn equipment, networked thermostats, power strips and other “smart home” devices

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Canada, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 31%, 30% and 31% of our net product revenue in 2025, 2024 and 2023, respectively, while sales to distributors accounted for the remainder in each of the corresponding years. Most of our distributors are entitled to return privileges based on revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Historically, our business has been characterized by short-lead-time orders and quick delivery schedules.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 81%, 79% and 80% of net revenue in 2025, 2024 and 2023, respectively. In 2025, two customers, both distributors, each accounted for more than 10% of revenue, in 2024, two customers, both distributors, each accounted for more than 10% of revenue, and in 2023, three customers, all distributors, each accounted for more than 10% of revenue.

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

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. In 2025, we received 20 U.S. and 39 foreign patents. As of December 31, 2025, we held 281 U.S. and 329 foreign patents. Both U.S. and foreign patents have expiration dates ranging from 2026 to 2046. While our patent portfolio as a whole is important to the success of our business, we are not materially dependent upon any single patent. We also hold trademarks in the U.S. and various other geographies including Bangladesh, Brazil, China, the EU, Hong Kong, India, Japan, Korea, Russia, Switzerland, Taiwan, Turkey, and the United Kingdom.

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

Our proprietary high-voltage processes do not require leading-edge geometries, which enables us to use our foundries’ older, lower-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with Lapis, Epson and X-FAB expire in December 2028, December 2035 and December 2028, respectively. Under the terms of the Lapis and Epson agreements, each supplier has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by the supplier and us. In addition, Lapis and Epson require us to supply them with a rolling six-month forecast on a monthly basis. Our agreements with Lapis and Epson each provide for the purchase of wafers in U.S. dollars, with mutual sharing of the impact of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. Under the terms of the X-FAB agreement, X-FAB has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by X-FAB and us. The agreement with X-FAB also requires us to supply them with rolling six-month forecasts on a monthly basis. Our purchases of wafers from X-FAB are denominated in U.S. dollars.

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

Competition

Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as STMicroelectronics, Infineon Technologies and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage silicon or GaN transistors. Such controller chips are produced by a large number of vendors, including those listed above as well as others including NXP Semiconductors, Texas Instruments, Diodes Inc., On-Bright Electronics, MediaTek Inc., Renesas Electronics, and, in recent years, an increasing number of Chinese suppliers such as Southchip Semiconductor, Chipown Microelectronics and Hangzhou Silan Microelectronics Co. Competing suppliers of high-voltage GaN products include InnoScience, Infineon, Renesas, Texas Instruments, Navitas Semiconductor and others. Our gate-driver products compete with alternatives from such companies as Infineon, Mitsubishi Electric, Fuji Electric, Semikron and Hangzhou Firstack Technology Co., as well as driver circuits made up of discrete devices. Our motor-driver ICs compete with power modules from such companies as ON Semiconductor, Infineon, STMicroelectronics, Mitsubishi and Sanken as well as discrete designs from a wide range of other suppliers. In general, we expect competition from Chinese semiconductor vendors to intensify over time reflecting China’s stated aim to develop its domestic semiconductor industry.

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

See also our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K under “Risks Related to Laws and Regulations.”

Human Capital

As of December 31, 2025, we employed 877 full-time personnel across 15 countries with 339, or 39% of the total, residing in North America, while 61% resided offshore comprising 421 in the Asia-Pacific region and 117 across Europe. As of December 31, 2025, 6% of our worldwide employees were foreign nationals, defined as individuals requiring employment visas in the countries where they are employed.

Innovation is the lifeblood of our company, and we depend on our people to sustain our competitive advantage. To attract and retain talented employees, we offer competitive compensation with generous comprehensive benefits for employees and dependents (including domestic partners). We offer health, dental and vision insurance, covering 85% of the cost of employee health insurance in 2025, flexible spending accounts for healthcare and child-care expenses, matching 401(k) contributions (at a rate of 50% of the employee contribution, up to a maximum of 4% of the employee’s eligible compensation), employee stock plans, paid vacation and family leave, life and disability insurance, flu vaccinations, tuition reimbursement, charitable gift matching, health-and-wellness programs designed to promote physical well-being and other mental health services. Approximately 96% of eligible U.S. employees participate in our 401(k) plan and 58% of eligible employees participated in the most recent offering period of our employee stock purchase plan. These benefits, combined with our culture of innovation and sustainable growth, contribute to below-average employee turnover relative to our industry and an average tenure of nearly 7.5 years. In 2023, 2024 and 2025 we were certified by Great Place to Work® based on the results of anonymous surveys of employees; in the 2025 survey, 78% of employees stated that Power Integrations is a great place to work, compared to an average of 57% for U.S. companies according to Great Place to Work.

It is our policy to ensure equal employment opportunity for all applicants and employees without regard to prohibited considerations of race, color, religion, sex (including pregnancy, gender identity and sexual orientation), national origin, age, disability or genetic information, marital status or any other classification protected by applicable local, state or federal laws. Our employees are encouraged to engage with company leadership and raise concerns and questions in person, via e-mail (anonymously if desired), or at our quarterly employee communications meeting with the chief executive officer and senior management team. All employees receive training in the prevention of sexual harassment and abusive conduct in the workplace.

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

Additional information regarding our commitment to our people can be found on our website at https://www.power.com/company/careers/people-our-engine-innovation.

Corporate Information

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997. Our principal executive offices are located at 5245 Hellyer Ave, San Jose, CA 95138. Our telephone number is (408) 414-9200.

Available Information

We may use our website, www.power.com, press releases, public conference calls, public webcasts, X and LinkedIn as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act as soon as reasonably practicable after filing this material electronically or otherwise furnishing it to the SEC. Investors may obtain free electronic copies or request paper copies of these reports via the “For Investors” section of our website. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports we file with the SEC are also available at www.sec.gov. We will disclose any waiver we grant to an executive officer or director under our Code of Ethics, or certain amendments to the Code of Ethics, on our website https://investors.power.com/governance/.

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

Information About Our Executive Officers

As of January 30, 2026, our executive officers, who were appointed by and serve at the discretion of our board of directors, were as follows:

Name	Position With Power Integrations	Age
Jennifer Lloyd	President, Chief Executive Officer and Director	58
Nancy Erba	Chief Financial Officer	59
Sunny Gupta	Senior Vice President, Operations	53
Gagan Jain	Vice President, Worldwide Sales	48

Jennifer Lloyd, PhD, has served as president, chief executive officer and as a director of Power Integrations since July 2025; she also previously served as a member of the board of directors from April 2021 through October 2022. Previously, from 1997 until July 2025, Dr. Lloyd served in a succession of increasingly senior technical and management roles at Analog Devices, Inc. (“Analog”), a global semiconductor leader. Prior roles included corporate vice president leading Analog’s multi-market power business unit, leadership of Analog’s precision franchise and its healthcare and consumer unit. Dr. Lloyd holds doctoral, master’s, and bachelor’s degrees in electrical engineering and computer science from the Massachusetts Institute of Technology.

Nancy Erba has served as chief financial officer since January 2026. Ms. Erba brings more than 25 years of corporate finance experience, most recently as chief financial officer at Infinera Corporation from 2019 through the company’s acquisition in 2025. From 2016 to 2019 she was chief financial officer at Immersion Corporation. Ms. Erba held a succession of increasingly senior leadership positions at Seagate Technology, including executive leadership roles in finance, business operations and corporate development. Ms. Erba has been a member of the board of directors and chair of the audit committee at PDF Solutions since June 2019. She holds an MBA from Baylor University and a bachelor’s degree in mathematics from Smith College.

Sunny Gupta has served as our vice president of operations since August 2020. Prior to joining Power Integrations, Mr. Gupta was vice president of operations at Renesas Electronics Corporation, a provider of electronics solutions, from July 2017 until August 2020, in which position he was responsible for global operations for Intersil and IDT products as well as the integration into the operations of Renesas. Prior to joining Renesas he was Senior Vice President, Global Operations at Intersil Corporation, a developer of power management and precision analog integrated circuits, from June 2016 to July 2017, in which position he led the global operations and technology teams, and was Vice President, Quality and Technology Development at Intersil was from September 2013 to June 2016, in which position he led the quality, reliability, yield, process technology and package technology teams. Mr. Gupta joined Intersil in 2012 as its Vice President, Quality and Reliability.  Prior to joining Intersil, Mr. Gupta was the Director of Worldwide Customer Quality Engineering at Qualcomm, and prior to Qualcomm Mr. Gupta spent 16 years at National Semiconductor in wafer fab operations and quality.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Ownership of Our Common Stock

Our operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly. Our net revenue and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control and may fluctuate significantly in the future. As a result, our operating results could fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

Some of the factors that could affect our operating results and the price of our stock include the following:

●	The demand for our products declining in the major end markets we serve and the ability of our products to penetrate additional markets; which may occur due to competitive factors, supply-chain fluctuations, rising inflation or other changes in macroeconomic or geopolitical conditions;
●	changes in global trade policy, including tariffs, could reduce demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results;
●	reliance on international sales activities for a substantial portion of our net revenue;
●	the volume and timing of orders received from customers;
●	our ability to develop and bring to market new products and technologies, including on a timely basis;
●	unfavorable or uncertain market conditions and risks relating to the adoption, use or application of emerging technologies, including AI, by our customers and in our business;

●	undetected defects, quality issues, warranty claims or product recalls related to our products;
●	failure, disruption, security breaches, or other incidents impacting our information technology infrastructure or information management systems;
●	interruptions in our information technology systems;
●	competitive pressures on selling prices;
●	risks associated with our supply chain including, the volume, cost and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
●	our ability to attract and retain qualified personnel;
●	our ability to realize the expected benefits of restructuring initiatives designed to reduce costs and create a more efficient organization;
●	the lengthy timing of our sales cycle;
●	the cyclical nature of the power supply industry and cyclical market patterns across different end markets for which our products are used;
●	earthquakes, fire, global health crises, or other disasters;
●	sales of our products through distributors, which limits our direct interaction with our end customers, reducing our ability to forecast sales and increasing the complexity of our business;
●	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
●	the inability to adequately protect or enforce our intellectual property rights;
●	expenses we are required to incur (or choose to incur) in connection with litigation;
●	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay and require management time and attention;
●	changes in environmental laws and regulations, including with respect to energy consumption and climate change;
●	current or potential war, domestic or international conflict, political or social instability, or military actions, including the conflicts in Ukraine and the Middle East;
●	risks associated with acquisitions and strategic investments;
●	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;
●	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting; and
●	we have been and may be subject to or involved in litigation, threatened litigation or other disputes, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages or other payments, or restrict the operation of our business.

Risks Related to the Operation and Growth of Our Business

If demand for our products declines in our major end markets and we do not penetrate additional markets, our net revenue will decrease. When our customers are not successful in maintaining high levels of demand for their products, their demand for our products decreases, which adversely affects our operating results. A limited number of applications of our products, such as consumer appliances and cellphone chargers, make up a significant percentage of our net revenue. We expect that a significant level of our net revenue and operating results will continue to be dependent upon these applications in the near term. Demand for end products incorporating our products has been highly cyclical over time and has been impacted by economic downturns; our recent results have been impacted by economic conditions, including softness in housing markets, which affects demand for consumer appliances and inflation. Any economic slowdown or disruption in the end markets that we serve could cause a slowdown in demand for our ICs, causing our net revenue to decline and potentially result in write-offs of excess or obsolete inventory, which could cause the price of our stock to fall.

We believe that our future success depends in part upon our ability to penetrate additional markets for our products. We cannot assure that we will be able to overcome the marketing or technological challenges necessary to penetrate additional markets. To the extent that a competitor penetrates additional markets before we do, or takes market share from us in our existing markets, our net revenue and financial condition could be materially adversely affected.

Changes in global trade, in particular the escalation and imposition of new and higher tariffs and additional export controls, could reduce demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results. Further, increased tariffs or the imposition of other barriers to international trade could place pressure on our prices as our customers seek to offset the impact of increased tariffs on them. Compliance with import and export controls could impair our ability to compete in international markets or subject us to liability if we violate these controls.

Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, our business is subject to risks related to tariffs and other trade protection measures put in place by the United States or other countries, as well as evolving international trade relations, including but not limited to those between the U.S., China, countries in the APAC region and the EU.

During the year 2025, the United States government imposed and threatened significant additional tariffs on goods imported into the U.S. from most of its trading partners, and, in response, multiple countries imposed or threatened retaliatory tariffs and other actions. Trade tensions between the U.S. and China have escalated and may continue to escalate, including the U.S. increasing tariffs on goods originating in China and China increasing tariffs on goods originating in the U.S. Changes in trade policies and a heightened risk of further increased tariffs or other barriers to international trade could further decrease international demand as many of our customers sell products incorporating our products into international markets.

Existing or future tariffs proposed or imposed on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products or other products that they purchase. In addition, tariffs could make our customers’ products less attractive relative to products offered by their competitors, that may not be subject to, or as significantly impacted by, similar tariffs. Further or sustained increases in tariffs on imported goods or the failure to resolve current or new international trade disputes could further decrease demand and have a material adverse effect on our business and operating results. Even if we are able to take measures to mitigate the impacts of existing or future tariffs, there is no guarantee that our efforts will be successful, or that we will be able to fully mitigate such impacts.

Resulting trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries or among countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit our ability to obtain equipment, components or raw materials, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively affect our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty also has and may continue to contribute to volatility in the price of our common stock.

In some cases, our products and power supplies using our products are subject to import and export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce and trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control. As such, licenses and notices may be required to import, export, or re-export our products and power supplies using our products to certain countries and end users or for certain end uses. The process for obtaining necessary licenses or making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Failure to adhere to such rules and regulations can result in the incurrence of fines, loss of import or export privileges, seizure of products, loss of reputation and other penalties, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer products to previously permitted countries, customers, distributors or others. It is also possible that evolving U.S. export controls may encourage non-U.S. governments to request that our customers purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

Furthermore, compliance with import and export controls and implementation of additional tariffs may increase regulatory compliance costs and further affect our business and operating results.

Our international sales activities account for a substantial portion of our net revenue, which subjects us to substantial risks. Sales to customers outside of the U.S. account for, and have accounted for, a large portion of our net revenue. Approximately 98% of our net revenue for each of the years ended December 31, 2025, 2024 and 2023 was generated by sales to customers outside of the U.S. If our international sales decline and we are unable to increase domestic sales, our revenue and operating results would be harmed. International sales involve a number of risks to us, including:

●	tariffs, protectionist measures and other trade barriers and restrictions;
●	potential insolvency of international distributors and representatives;
●	reduced protection for intellectual property rights in some countries;
●	the impact of recessionary environments and inflation in the U.S. and other economies where we do business;
●	global, regional, and local conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding relationships among countries, including tensions between China and Taiwan and between China and other countries, as well as the conflict between Russia and Ukraine and the ongoing conflict in the Middle East;
●	the burdens of complying with a variety of foreign and applicable U.S. Federal and state laws; and
●	foreign-currency exchange fluctuations.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenue. As a result, any challenges that we face with a key distributor, including the loss of a key distributor, could harm our business. Similarly, although we sell through various distributors, certain end customers account for a significant portion of our revenue. As such, the loss of demand for our products by customers who purchase through different distributors could harm our business even if the impacts through a single distributor are immaterial.

If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products. Our success depends in significant part upon our ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into products. New product introduction schedules are subject to the risks and uncertainties that typically accompany development and delivery of complex technologies to the marketplace, including product development delays and defects. We have experienced delays from time to time in completing new product development. If we fail to develop and sell new products in a timely manner in the future, then our net revenue and ability to compete domestically or internationally could decline.

In addition, we cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers’ failure, to develop and introduce new products successfully and in a timely manner would harm our business. In addition, customers may defer or return orders for existing products. While we maintain reserves for potential customer returns, we cannot assure that these reserves will be adequate.

Unfavorable or uncertain market conditions and risks relating to the adoption, use or application of emerging technologies, including AI, by our customers and in our business, may impact financial results and could result in reputational and financial harm and liability. The adoption of AI solutions and other emerging technologies may not develop in the manner or in the time periods we anticipate, and as these markets are still developing and continue to evolve, demand for products and solutions related to or that support such technologies may be unpredictable and may vary significantly from one period to another. In addition, market enthusiasm and capital spending for AI-related infrastructure and applications may be cyclical or volatile. If customers or end markets materially reduce, delay or redirect spending (including due to macroeconomic conditions, budget constraints, changes in technology architectures, a perceived overbuild of AI capacity or other unanticipated reasons), demand for our products could be adversely affected.

These markets may also not develop as anticipated if AI training and inference costs drop materially due to customer adoption of less expensive alternative technologies or approaches, or if customers achieve desired performance using alternative solutions that reduce the need for certain components. Even if these markets evolve in the manner we anticipate, if we do not have timely, competitively priced and market-accepted products available to meet customer needs in these areas, we may miss significant opportunities business, financial condition and results of operations could be materially and adversely affected.

Our products must meet exacting specifications, and undetected defects, failures or other quality issues may occur which may cause customers to return or stop buying our products and/or impose significant costs to us. Our customers generally establish demanding specifications for quality, performance and reliability, and our products must meet these specifications. ICs encounter development delays and may contain undetected defects, failures or other quality issues when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. If defects and failures occur in our products or if or any such failures are alleged to result in bodily injury, death, and/or property damage, we could experience lost revenue, decreased ability to compete, increased costs (including product warranty or liability claims) and costs associated with customer support and product recalls, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts. Some OEMs expect suppliers to warrant their products for longer periods of time and are increasingly looking to them for contribution when faced with product liability claims or recalls. While we specifically exclude consequential damages in our standard terms and conditions, certain of our contracts may not exclude such liabilities. We carry various commercial liability policies, including umbrella/excess policies which cover certain damages arising out of product defects. These policies may not cover all claims or be of a sufficient amount to fully protect against such claims, and a successful warranty or product liability claim against us in excess of our available insurance coverage, or a requirement that we participate in a product recall, could have adverse effects on our business results. Further, in the future, it is possible that we will not be able to obtain insurance coverage in the amounts and for the risks we seek at policy costs and terms we desire. Additionally, if our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially and adversely affect our business, results of operations and financial condition.

Any failure, disruption or security breach or incident otherwise impacting our information technology infrastructure or information management systems could have an adverse impact on our business and operations. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. As the frequency of cyber-attacks and resulting breaches reported by other businesses and governments increases, we expect to continue to devote significant resources to improve and maintain our IT infrastructure and its security. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our IT infrastructure. As the techniques used to obtain unauthorized access to or to sabotage or otherwise disrupt systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. A breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and any such breakdown, or any security breach or incident suffered by us of our third-party service providers, could have a material adverse effect including but not limited to interruptions, other disruptions or delays in our business operations, loss of existing or future customers, claims, demands and liabilities and damage to our reputation, which could adversely affect our business, reputation, and financial results. We cannot guarantee that our implemented processes for IT and risk mitigation measures will be effective for IT systems under our control.

Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been or will not be compromised or that they do not or will not in the future contain exploitable defects or bugs that could result in a breach of or disruption to or other incident impacting our IT infrastructure, including our products and services, or the third-party information technology systems that support our services.

We have limited insight into the data privacy or security practices of third-party service providers. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. If one of our third-party suppliers suffers a security breach or incident, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach or incident.

Interruptions in our information technology systems could adversely affect our business. We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including but not limited to new system implementations, faulty software provided by one of our security vendors, computer viruses, security breaches or incidents, or energy blackouts could have a material adverse impact on our operations, sales and operating results. We have implemented measures to manage our risks related to such disruptions, but such disruptions could still occur and negatively impact our operations and financial results. Furthermore, the risk of state-supported and geopolitically motivated cybersecurity incidents may increase due to geopolitical instability. In addition, we may incur additional costs to remedy any damages caused by these disruptions, security breaches or other security incidents.

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

Additionally, we compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. In addition, some governments, such as China, may provide, or have provided and may continue to provide, significant assistance financial or otherwise, to some of our competitors, or to new entrants, and may intervene in support of national industries and/or competitors, including to try to disrupt the U.S. semiconductor industry. The semiconductor industry has experienced significant consolidation in recent years which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings and scale. We may be unable to compete successfully in the future, which could harm our business.

We have experienced in the past, and may experience in the future, competitive pricing pressures on our products. We may be unable to maintain average selling prices due to increased pricing pressure, including as a result of actions taken by foreign governments such as China to favor companies located in their own country, which could adversely impact our operating results.

We, and our competitors, seek to improve yields, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor products, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products, and could materially adversely affect our business, results of operations, or financial condition.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. Our primary supply arrangements for the production of wafers are with Epson, Lapis and X-FAB. Our contracts with these suppliers expire on varying dates, with Lapis and X-FAB each to expire in December 2028 and Epson to expire in December 2035. Although some aspects of our relationships with Lapis, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Epson, Lapis and X-FAB in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Epson, Lapis and X-FAB could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

Although we provide our foundries with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions to meet our customers’ requirements or may limit our ability to meet demand for our products. Further, to the extent demand for our products exceeds wafer foundry capacity, this could inhibit us from expanding our business and harm relationships with our customers. Any of these concessions or limitations could harm our business.

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenue may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenue and gross margin. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound that has been available from only a few suppliers. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard IC packages. Unavailability of assembly materials or problems with the assembly process can materially and adversely affect yields, timely delivery and cost to manufacture. We may not be able to maintain acceptable yields in the future.

In addition, if prices for commodities used in our products increase significantly, raw material costs would increase for our suppliers which could result in an increase in the prices our suppliers charge us. To the extent we are not able to pass these costs on to our customers; this would have an adverse effect on our gross margins.

Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, transit disruptions, political conditions, or public health issues, may limit our ability to obtain materials or equipment. Although rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China or other countries.

We must attract and retain qualified personnel to be successful and competition for qualified personnel is intense in our market. Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced analog design engineers and systems applications engineers. The competition for these employees is intense, particularly in Silicon Valley. The loss of the services of one or more of our engineers, executive officers or other key personnel could harm our business. In addition, if qualified personnel leave our employ, and we are unable to quickly and efficiently replace those individuals with qualified personnel who can smoothly transition into their new roles, our business may suffer. We do not have long-term employment contracts with, and we do not have in place key person life insurance policies on, any of our employees.

Changes in our management team can also disrupt our business and adversely affect our results of operations, given the lengthy sales cycle for our products and the large capital investments over a long time period required for our operations. We have had a number of changes in our senior leadership team in recent years, including, for example, the retirement of our former chief executive officer and the departure of our former chief financial officer in 2025. To the extent we do not effectively hire, onboard, retain, and motivate key employees and leadership, our business may be harmed.

We may incur higher than expected expenses or not realize the expected benefits, or any benefits, of restructuring initiatives designed to reduce costs and create a more efficient organization. We have pursued in the past and may pursue in the future restructuring initiatives designed to reduce costs and create a more efficient organization to support our business, including reductions in our workforce or relocating certain operations. Any restructuring initiatives could result in potential adverse effects on employee capabilities; our continued ability to recruit, hire, retain and motivate highly skilled personnel; our ability to maintain and grow our customer base; or our ability to effectively operate other aspects of our business. Adverse effects of our restructuring activities could lead to additional costs, harm our efficiency or impact our ability to effectively operate our business. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments. The potential negative impact of restructuring efforts on our business may have a material impact on our business, financial condition and results of operations.

Because the sales cycle for our products can be lengthy, we may incur substantial expenses before we generate significant revenue, if any. Our products are generally incorporated into a customer’s products at the design stage. However, customer decisions to use our products, commonly referred to as design wins, can often require us to expend significant research and development and sales and marketing resources without any assurance of success. These significant research and development and sales and marketing resources often precede volume sales, if any, by a year or more. The value of any design win will largely depend upon the commercial success of the customer’s product. We cannot assure that we will continue to achieve design wins or that any design win will result in future revenue. If a customer decides at the design stage not to incorporate our products into its product, we may not have another opportunity for a design win with respect to that product for many months or years.

The power supply industry routinely experiences cyclical market patterns and our products are used across different end markets. A significant downturn in the industry or in any of these end markets could cause a meaningful reduction in demand for our products and adversely affect our operating results. The power supply industry is highly cyclical and subject to downturns, such as we have recently seen, and our revenue and gross margin can fluctuate significantly due to such downturns. These downturns can be severe and prolonged and can result in price erosion and weak demand for our products. Weak demand for our products resulting from general economic conditions affecting the end markets we serve, or the power supply industry specifically, and reduced spending by our customers can result, and in the past has resulted, in diminished product demand, high inventory levels, erosion of average selling prices, excess and obsolete inventories and corresponding inventory write-downs. Our expense levels are based, in part, on our expectations of future sales. Many of our expenses, particularly those relating to facilities, capital equipment, and other overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could adversely affect our operating results. Furthermore, any significant upturn in the power supply industry could result in increased competition for access to raw materials and third-party service providers.

Additionally, our products are used across different end markets, and demand for our products is difficult to predict and may vary within or among our end markets. Our target markets may not grow or develop as we currently expect, and demand may increase or change in one or more of our end markets, and changes in demand may reduce our revenue, lower our gross margin and effect our operating results. Any deterioration in these end markets, reductions in the magnitude of revenue streams, our inability to meet design and pricing requirements, or volatility in demand for our products could lead to a reduction in our revenue and adversely affect our operating results. Our success in our end markets depends on many factors, including the strength or financial performance of the customers in our end markets, our ability to timely meet rapidly changing product requirements, market needs, and our ability to maintain design wins across different markets and customers to dampen the effects of market volatility. The dynamics of the markets in which we operate make prediction of and timely reaction to such events difficult.

In addition, expectations and front-loaded investment related to AI may increase the magnitude and volatility of industry cycles, making downturns more abrupt or recoveries more uneven. Recent industry investment and customer spending patterns have been influenced by heightened interest in AI and AI-related applications. To the extent that current levels of investment in AI-related infrastructure, products, or end-market demand reflect expectations that are not ultimately realized, or if customer spending related to AI moderates, is delayed, or declines more rapidly than anticipated, the industry could experience an accelerated or more pronounced downturn.

Due to these and other factors, our past results may not be reliable predictors of our future results. If we are unable to accomplish any of the foregoing, or to offset the volatility of cyclical changes in the power supply industry or our end markets through diversification into other markets, these factors could materially and adversely affect our business, financial condition, and operating results.

In the event of an earthquake, fire, other pandemics, natural or other disasters, including with respect to climate change, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes, such as Japan. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons, tsunamis or other catastrophic events, including those caused by climate change. In the event of a disaster, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Additionally, our business or the business of our suppliers may in the future be adversely impacted by world-wide responses to any global health or other crises. Such impacts could include public health measures, travel restrictions, business shutdowns, border closures, delivery and freight delays and other disruptions. Any interruption in our ability, or that of our major suppliers, to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results.

Risks Related to Financial Performance

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors account for a significant portion of our net revenue. Selling through distributors reduces our ability to forecast sales and creates challenges for our business by requiring us, among other things, to:

●	manage a more complex supply chain;
●	monitor the level of inventory of our products at each distributor, and
●	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and are not publicly traded.

Since we have limited ability to forecast inventory levels at our end customers, it is possible that there may be significant build-up of inventories in the distributor channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely impact our revenue and profits. Any failure to manage these complexities could disrupt or reduce sales of our products and unfavorably impact our financial results.

In addition, to the extent we are not able to keep our products away from unintended markets, demand and pricing dynamics can become distorted in our distributor channel and certain geographies, which could adversely affect our revenue. Further, customers purchasing our products on unintended markets may use our products for purposes for which they were not intended, or may purchase counterfeit or substandard products, for instance that have been altered or damaged, which could harm our business and cause our reputation to be adversely affected.

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

Our U.S. patents have expiration dates ranging from 2026 to 2046. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results. As our patents expire, we will lose intellectual property protection previously afforded by those patents. Additionally, the laws of some foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus limiting the protections applicable to our technology.

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies. We are currently involved in defending a patent litigation matter and the outcome of the litigation is uncertain. See Note 14, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property found to have been infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeals of the case we are defending, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

Risks Related to Laws and Regulations

Changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the U.S. Internal Revenue Service and state, local and foreign tax authorities. In addition, the United States, countries in Asia and other countries where we do business have recently enacted or are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational companies. For example, on July 4, 2025, the United States enacted federal tax legislation commonly referred to as the “One Big Beautiful Bill Act”, which, among other changes, allows domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025 and modifies certain international tax provisions for tax years starting on or after January 1, 2026. This legislation or other potential changes could adversely affect our effective tax rates or result in other costs to us.

The EU member states formally adopted the EU’s Pillar Two Directive, which was established by the Organization for Economic Cooperation and Development (the “OECD”), and which generally provides for a 15 per cent minimum effective tax rate for multinational corporations, in all jurisdictions in which they operate (“Pillar Two”). However, on January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational corporations from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026.

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

Additionally, the heightened worldwide awareness regarding climate change could also result in risks such as shifting customer preferences. Changing customer preferences may result in increased expectations regarding our solutions, products, and services, including the use of packaging materials and other components in our products and their environmental impact. These expectations may cause us to incur additional costs or make other changes to our operations to respond to them, which could adversely affect our financial results. If we fail to manage transition risks and customer expectations in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer. Concerns over climate change, as well as the adoption of new laws or regulations, may also impact market dynamics and may result in shifts in customer expectations, preferences, or requirements, which may require us to change our practices or incur increased costs or adversely impact customer demand for our products and services.

General Risk Factors

Current or potential war, domestic or international conflict, political or social instability, or military actions could adversely affect our business. Like other U.S. companies, our business and operating results are subject to uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. These uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenue.

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

Securities laws and regulations, including potential risk resulting from our evaluation of internal controls over financial reporting, will continue to impact our results. Complying with the requirements of the federal securities laws, state laws, stock exchange requirements, and other legal requirements has imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee.

Additionally, because these laws, regulations and standards are expected to be subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We have been and may be subject to or involved in litigation, threatened litigation or other disputes, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages or other payments, or restrict the operation of our business. From time to time, we have been and may be subject to disputes and litigation, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. Such disputes and litigation are various and may include, but are not limited to, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other IP rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. The results of complex legal proceedings are difficult to predict. Moreover, complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Any resolution of litigation, threatened litigation, or other disputes, could involve the payment of damages, payments or expenses by us, which may be significant or involve an agreement with terms that restrict the operation of our business. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be significant. It is possible that we will not be able to obtain insurance coverage for our litigation and disputes in the amounts and for the risks we seek at policy costs and terms we desire.

Allegations made in the course of legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. We can provide no assurance that additional litigation will not be filed against us in the future. The impacts of litigation, threatened litigation or other disputes could be harmful to our business and results of operations.

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

These policies and controls procedures discussed in more detail below, are an integrated component of our enterprise risk management assessment processes. We routinely review and assess our business groups and systems to identify and prioritize areas of risk, including cybersecurity risk. The results of these assessments and progress against prioritized goals are presented to a committee of our board of directors each quarter.

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

We have a third-party security policy in place to identify, manage and oversee the potential material risks from threats associated with the use of third-party service providers. We evaluate vendors and consider amongst other factors the criticality of services and sensitivity of information that is within the scope of the services to be provided and manage risk accordingly. Our internal legal department reviews all IT Service Agreements with input from the IT department to ensure that services, terms and conditions in the agreement are suitable. Our IT department performs regular monitoring of vendor services as part of its’ on-going review and monitoring of vendors. As part of our policy, we monitor termination of agreements with vendors designed to ensure that access to Company information is appropriately terminated in a timely manner. Unauthorized network intrusions or other significant information security incidents against third-party systems used by the Company internally are handled in the same manner as internal systems. However as described in Part I. Item 1A. Risk Factors of this Annual Report on Form 10-K under “Risks Related to the Operation and Growth of Our Business”, we have limited insight into the data privacy or security of third-party service providers and our response may be limited or more difficult because we may not have direct access to their systems.

Although we believe we have adequate resources and sufficient policies, procedures, and oversight in place to identify and manage IT security risks related to our business operations, there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K under “Risks Related to the Operation and Growth of Our Business.”

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

Board Governance

Our full board of directors oversees our risk management including but not limited to IT and cybersecurity policies, procedures, and risk assessments. One of the key functions of our board of directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our board of directors’ ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the board of directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks.

In October 2025, the board established a Cybersecurity Committee and adopted a Charter of the Cybersecurity Committee. Pursuant to that charter the primary purpose of the Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s information technology use and data security, including, but not limited to, enterprise cybersecurity, privacy, data collection and protection and compliance with information security and data protection laws. Our management reports to the Cybersecurity Committee on information security matters on a quarterly basis, or more frequently as needed. The Cybersecurity Committee reports updates to the board of directors as applicable.

At each quarterly Cybersecurity Committee meeting, the committee members receive the quarterly cybersecurity board update that is prepared by our CISO. The report provides a comprehensive cybersecurity update for the past quarter, usually including topics such as details on threat landscape, incident response, security metrics and performance, compliance and regulatory updates, cybersecurity investments and budget, employee security awareness and trainings, vendor risk management updates, business continuity and disaster recovery updates, and an update on cybersecurity strategy, projects and roadmap.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own an R&D facility in New Jersey, a design center in Germany and a multipurpose office building in Switzerland. We lease administrative office space in Singapore, the United Kingdom, the Philippines, New York, and Malaysia, and sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our near-term needs; however, if headcount increases above capacity we may need to lease additional space.

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

As of January 30, 2026, there were approximately 68 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

As of December 31, 2025, we had exhausted our repurchase authorization and had no amounts available for future stock repurchases. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

The following table summarizes repurchases of our common stock made under our publicly announced repurchase program during the fourth quarter of fiscal 2025:

			Total Number of	Approximate Dollar Value
			Shares Purchased	that May Yet be
	Total	Average	as Part of	Repurchased Under the
	Number of	Price Paid	Publicly Announced	Plans or Program
Period	Shares Purchased	Per Share	Plans or Programs	(In millions)
October 1, 2025 to October 31, 2025	—	—	—	—
November 1, 2025 to November 30, 2025	—	—	—	—
December 1, 2025 to December 31, 2025	—	—	—	—
Total	—		—

Dividends

The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders. See the section titled “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Dividends” included in this Annual Report on Form 10-K for the amount of cash dividends we have paid.

Recent Sales of Unregistered Securities

None.

Performance Graph (1)

The following graph shows the cumulative total return on an investment of $100 in cash on December 31, 2020, through December 31, 2025, in our common stock, the Nasdaq Composite Index and the PHLX Semiconductor Sector Index (SOX) and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Power Integrations, Inc.	100.00	114.13	88.91	102.74	78.10	45.83
Nasdaq Composite	100.00	122.18	82.43	119.22	154.48	187.14
PHLX Semiconductor (SOX)	100.00	142.85	93.02	155.35	186.98	268.23
(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of our operations. It should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including industrial controls, “smart” utility meters, appliances, air conditioners, battery-powered tools, building-automation, or “internet-of-things” applications such as networked thermostats and security devices, and mobile devices such as smartphones, tablets and notebook computers. Variations of our power-supply ICs are used for high-voltage power conversion in electric vehicles (“EVs”). We also supply high-voltage LED drivers, which are AC-DC ICs specifically designed for lighting applications that utilize light-emitting diodes, and motor-driver ICs for brushless DC (“BLDC”) motors used in consumer appliances, HVAC systems, ceiling fans and a variety of industrial applications.

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

Our net revenue was $443.5 million and $419.0 million in 2025 and 2024, respectively. The increase in revenue in 2025 was primarily driven by higher sales in the industrial end-market, including growth in sales of our gate-driver products, as well as increased sales of our ICs for a broad range of applications including electronic utility meters, electric vehicles and battery-powered tools.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 81% and 79% of net revenue in 2025 and 2024, respectively. International sales represented approximately 98% of net revenue in each of 2025 and 2024.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenue) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.5%; this sensitivity may increase depending on the percentage of our wafer supply that we purchase from Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenue less cost of revenue, was $241.6 million or 55% of net revenue in 2025, compared to $224.8 million or 54% of net revenue in 2024. Our gross margin increased in 2025 due to manufacturing efficiencies including the benefit of higher unit volumes on our manufacturing costs per unit, and favorable end-market mix with a greater percentage of sales coming from higher-margin market categories.

Total operating expenses in 2025 were $231.5 million, an increase of $24.6 million as compared to 2024, primarily due to higher stock-based compensation expense as a result of an award modification associated with the retirement of our former chief executive officer (refer to Note 7, Stock-Based Compensation, in our Notes to Consolidated Financial Statements for details) and expenses incurred related to an employee litigation matter (refer to Note 14, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements for details) as well as higher expenses for outside engineering services and legal services.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those listed below. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

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

Revenue recognition

Product revenue consists of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. We apply the provisions of Accounting Standards Codification (“ASC”) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of our products held in their inventory or upon sale to their end customers. We recognize revenue from sales to distributors upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship-and-debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim is pre-approved, we issue a credit memo to the distributor for the ship-and-debit claim. In determining the transaction price, we consider ship-and-debit price adjustments to be variable consideration. At the time revenue is recognized on sales to distributors, future ship-and-debit price adjustments are unknown and therefore subject to uncertainty. Such price adjustments are estimated using the expected-value method based on an analysis of actual ship-and-debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. The reserve for ship-and-debit claims increased by $7.2 million between December 31, 2025 and December 31, 2024, primarily due to higher inventory levels held by distributors in our industrial end-market. Historically, actual price adjustments for ship-and-debit claims have not materially differed from those estimated when determining the transaction price. To the extent future ship-and-

debit claims significantly exceed amounts estimated, there could be a material impact on our revenue and results of operations.

Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation returns are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. Historically, these distributor stock rotation returns have not been material.

Inventory valuation

The bulk of our inventory is held in wafers, which combined with the fungibility of our products across customers and applications results in a lower risk of obsolescence. We routinely monitor the quality of our on-hand wafers to ensure that performance remains unchanged over time. When evaluating the adequacy of our provision for excess and obsolete inventory, we identify excess and obsolete products and also analyze historical usage, forecasted demand, current economic trends and historical write-offs. This write-down is reflected as a reduction to inventory in the consolidated balance sheets and an increase in cost of revenue in our consolidated statements of income. If actual market conditions are less favorable than our assumptions, we may be required to take additional write-downs, which could adversely impact our cost of revenue and operating results. Historically these write-downs have not been material.

Results of Operations

The following table sets forth statement of income data as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	45.5	46.4	48.5
Gross profit	54.5	53.6	51.5
Operating expenses:
Research and development	22.8	24.1	21.6
Sales and marketing	15.3	16.2	14.5
General and administrative	9.6	9.1	7.5
Other operating expenses	4.4	—	—
Total operating expenses	52.2	49.4	43.6
Income from operations	2.3	4.2	7.9
Other income	2.4	3.1	2.4
Income before income taxes	4.7	7.3	10.3
Provision (benefit) for income taxes	(0.3)	(0.4)	(2.2)
Net income	5.0%	7.7%	12.5%

Comparison of Years Ended December 31, 2025 and 2024

Net revenue. Net revenue consists of revenue from product sales, which are calculated net of returns and allowances. Revenue increased in 2025 compared to the prior year due primarily to higher sales in the industrial end-market.

Our approximate net revenue mix by end-markets served in 2025, 2024 and 2023 is as follows:

End Market	2025	2024	2023
Communications	12%	12%	29%
Computer	13%	14%	12%
Consumer	37%	39%	27%
Industrial	38%	35%	32%

International sales, consisting of sales to customers outside of the United States of America based on “bill to” customer locations, were $436.6 million and $412.5 million in 2025 and 2024, respectively, representing 98% of net revenue in both 2025 and 2024. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented approximately 84% of our net revenue in both 2025 and 2024. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenue in the future.

Sales to distributors accounted for 69% and 70% of our net revenue in 2025 and 2024, respectively. Direct sales to OEMs and merchant power supply manufacturers accounted for the remainder in each of the corresponding years.

The following customers represented 10% or more of our net revenue for the respective years:

Customer	2025	2024	2023
Avnet	32%	30%	27%
Salcomp Group	11%	*	10%
Honestar Technologies Co., Ltd.	*	11%	18%
*Total customer revenue was less than 10% of net revenue.

No other customers accounted for 10% or more of our net revenue in these years.

Gross profit. Gross profit is net revenue less cost of revenue. Our cost of revenue consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenue. The following table compares gross profit and gross margin for the years ended December 31, 2025, 2024 and 2023:

(dollars in millions)	2025	Change	2024	Change	2023
Gross profit	$241.6	7.5%	$224.8	(1.8)%	$229.0
Gross margin	54.5%		53.6%		51.5%

Our gross margin increased in 2025 as compared to 2024 due to manufacturing efficiencies including the benefit of higher unit volumes on our manufacturing costs per unit, and favorable end-market mix with a greater percentage of sales coming from higher-margin market categories.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the years ended December 31, 2025, 2024 and 2023:

(dollars in millions)	2025	Change	2024	Change	2023
R&D expenses	$101.1	0.3%	$100.8	4.9%	$96.1
Headcount (at period end)	301		311		282

R&D expenses increased in 2025 compared to 2024 primarily due to higher salaries and expenses for outside engineering services, partially offset by decreased stock-based compensation expense.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation, and commissions to sales representatives, as well as facilities expenses, including expenses associated with our regional sales and support offices. The following table compares sales and marketing expenses for the years ended December 31, 2025, 2024 and 2023:

(dollars in millions)	2025	Change	2024	Change	2023
Sales and marketing expenses	$68.0	0.2%	$67.8	5.0%	$64.6
Headcount (at period end)	335		330		317

S&M expenses in 2025 were flat compared to 2024.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including salaries and stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2025, 2024 and 2023:

(dollars in millions)	2025	Change	2024	Change	2023
G&A expenses	$42.7	11.8%	$38.2	15.0%	$33.2
Headcount (at period end)	84		84		79

G&A expenses increased in 2025 compared to 2024 primarily due to increased professional and legal services and higher salary- and benefit-related expenses.

Other operating expenses. Other operating expenses were $19.7 million in 2025. We recognized expenses of $11.3 million stemming from an employee litigation matter (refer to Note 14, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements for details). In addition, we recognized stock-based compensation expense of $8.4 million as a result of an award modification associated with the retirement of our former chief executive officer (refer to Note 7, Stock-Based Compensation, in our Notes to Consolidated Financial Statements for details).

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The following table compares other income for the years ended December 31, 2025, 2024 and 2023:

(dollars in millions)	2025	Change	2024	Change	2023
Other income	$10.8	(15.9)%	$12.8	18.2%	$10.8

Other income decreased in 2025 primarily due to lower interest income.

Provision (Benefit) for income taxes. Benefit for income taxes represents federal, state and foreign taxes. The following table compares the provision (benefit) for income taxes for the years ended December 31, 2025, 2024 and 2023:

(dollars in millions)	2025	Change	2024	Change	2023
Provision (benefit) for income taxes	$(1.1)	(24.7)%	$(1.5)	(84.9)%	$(9.8)
Effective tax rate	(5.3)%		(4.8)%		(21.4)%

In 2025 and 2024, our effective tax rate was lower than the statutory U.S. federal income-tax rates of 21% due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based compensation. Additionally, in 2025 and 2024, our effective tax rate was favorably impacted by discrete items associated with the release of unrecognized tax benefits caused by an expiration in the statute of limitations on these positions. These benefits were offset by U.S. tax on foreign income, known as Net Controlled Foreign Corporation Tested Income (“NCTI”). The primary jurisdiction from which our foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. We have not been granted any incentivized tax rates and do not operate under tax holidays in any jurisdiction.

The rate was further reduced by the release of federal uncertain tax position caused by a expiration in the statute of limitations on these positions. These benefits were partially offset by foreign income subject to U.S. tax, known as Net Controlled Foreign Corporation Tested Income ("NCTI"). The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on certain foreign earnings from 10.5% to 12.6% (effective in the fiscal year 2026). We have elected to account for NCTI, under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as NCTI is incurred in future periods. As a result, we remeasured our estimated deferred tax balances related to NCTI for the changes in the tax rate and recorded an expense of $0.5 million during the third quarter of 2025. For additional details, refer to Note 11, Provision (Benefit) for Income Taxes, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We had $249.5 million in cash, cash equivalents and short-term marketable securities at December 31, 2025 compared to $300.0 million at December 31, 2024. As of December 31, 2025 and 2024, we had working capital, defined as current assets less current liabilities, of approximately $388.0 million and $458.7 million, respectively.

We have a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on June 7, 2021, to provide an alternate borrowing rate as a replacement for LIBOR and extend the termination date from April 30, 2022 to June 7, 2026, with all other terms remaining the same. The Credit Agreement was amended with an effective date of

June 28, 2023 to include the Secured Overnight Financing Rates as interest rate benchmark rates, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2025 and 2024, we had no advances outstanding under the Credit Agreement.

Cash from Operating Activities

Our operating activities generated cash of $111.5 million and $81.2 million in the years ended December 31, 2025 and 2024, respectively. We generate cash primarily from operating activities in the ordinary course of business.

In 2025, our net income was $22.1 million, which included non-cash expenses of $27.2 million of depreciation, $39.7 million of stock-based compensation, $0.9 million decrease in deferred income taxes and $0.8 million of intangibles amortization partially offset by a $1.1 million of accretion of discount on marketable securities. Sources of cash included a $9.3 million decrease in accounts receivable, a $10.5 million increase in taxes payable and accrued liabilities, a $3.3 million increase in accounts payable (excluding payables related to property and equipment) due to timing of payments. These sources of cash were partially offset by a $1.3 million increase in inventories.

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

Cash from Investing Activities

Our investing activities in the year ended December 31, 2025, generated $36.2 million of cash, consisting primarily of $60.5 million of proceeds from sales and maturities of marketable securities, net of purchases. This amount was partially offset by the use of $24.4 million for purchases of property and equipment, primarily production-related machinery and equipment.

Our investing activities in the year ended December 31, 2024, resulted in a $25.9 million net use of cash, consisting primarily of $17.3 million for purchases of property and equipment and $9.5 million for the Odyssey acquisition, partially offset by $0.9 million of proceeds from sales and maturities of marketable securities, net of purchases.

Cash from Financing Activities

Our financing activities in the year ended December 31, 2025, resulted in a $139.9 million net use of cash. Financing activities consisted primarily of $98.1 million for the repurchase of our common stock and $47.2 million for the payment of dividends to stockholders, partially offset by proceeds of $5.3 million from the issuance of common stock through our employee stock purchase plan.

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

In October 2025, our board of directors raised the quarterly cash dividend with the declaration of four cash dividends of $0.215 per share to be paid to stockholders of record at the end of each quarter in 2026.

The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Stock Repurchases

Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $50.0 million in each of October 2024 and April 2025, with repurchases to be executed according to pre-defined price/volume guidelines. In 2025, we repurchased a total of 2.0 million shares of the Company’s common stock for $98.1 million, exhausting our repurchase authorization. Authorization of future repurchase programs is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

Capital Expenditures

Cash paid for property and equipment in the year ended December 31, 2025 was $24.4 million. We expect capital expenditures in fiscal 2026 to be primarily for machinery and equipment for use in the manufacture of our products to support future growth. We expect to fund these capital expenditures with cash on hand as well as cash provided by future operations.

Off-Balance-Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of December 31, 2025, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

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

Contractual Obligations

As of December 31, 2025, we had the following non-cancelable contractual obligations:

	Payments Due by Period
		Less than 1
(In thousands)	Total	Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations(1)	$23,712	$4,161	$7,774	$6,182	$5,595
Purchase obligations(2)	$45,121	$45,121	$—	$—	$—
(1)	Operating lease obligations represent undiscounted non-cancelable remaining lease payments.
(2)	Purchase obligations represent commitments to our suppliers and other parties for the purchases of goods and services, which primarily consist of wafer and other inventory purchases, assembly and other manufacturing services, and purchases of property and equipment.

In addition to operating lease and purchase obligations, we have a contractual obligation related to income tax as of December 31, 2025, which primarily comprises unrecognized tax benefits of approximately $15.3 million, and was classified as contra deferred tax assets or long-term income taxes payable in our consolidated balance sheet. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy the cash requirements for these contractual obligations.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2025 and 2024, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2025 or December 31, 2024, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2025, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2025. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2025
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$191	$381

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.

We have R&D and sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2025 and 2024, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assumptions used in determining the excess and obsolete provision for work-in-process and finished goods inventories included the following, among others:

*	We tested the effectiveness of the control over the determination of the provision for excess and obsolete inventories, including work-in-process and finished goods inventories.
*	We selected a sample of products from work-in-process and finished goods inventories as of December 31, 2024, and evaluated management's ability to accurately estimate forecasted demand by comparing the respective products usage for the year ended December 31, 2025, to estimates made in the prior year.
*	We selected a sample of products from work-in-process and finished goods inventories and evaluated the reasonableness of management's provision for work-in-process and finished goods inventories by considering recent usage, historical usage, contracts and communications with customers, expected product lifecycles, macroeconomic conditions, and inquiries with sales personnel.
*	We considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analyst reports, as well as our observations and inquiries as to changes within the business.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 6, 2026

We have served as the Company’s auditor since 2005.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands)	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,755	$50,972
Short-term marketable securities	190,755	249,023
Accounts receivable, net	18,254	27,172
Inventories	166,887	165,612
Prepaid expenses and other current assets	23,678	21,260
Total current assets	458,329	514,039
PROPERTY AND EQUIPMENT, net	146,536	149,562
INTANGIBLE ASSETS, net	7,244	8,075
GOODWILL	95,271	95,271
DEFERRED TAX ASSETS	35,594	36,485
OTHER ASSETS	29,233	25,394
Total assets	$772,207	$828,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,963	$29,789
Accrued payroll and related expenses	13,840	13,987
Taxes payable	962	961
Other accrued liabilities	21,596	10,580
Total current liabilities	70,361	55,317
LONG-TERM INCOME TAXES PAYABLE	3,663	3,871
OTHER LIABILITIES	25,338	19,866
Total liabilities	99,362	79,054
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000 shares
Shares issued and outstanding - 55,339 and 56,837 shares in 2025 and 2024, respectively	20	22
Additional paid-in capital	—	18,734
Accumulated other comprehensive loss	(1,105)	(3,023)
Retained earnings	673,930	734,039
Total stockholders’ equity	672,845	749,772
Total liabilities and stockholders’ equity	$772,207	$828,826

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
NET REVENUE	$443,504	$418,973	$444,538
COST OF REVENUE	201,855	194,222	215,582
GROSS PROFIT	241,649	224,751	228,956

OPERATING EXPENSES:
Research and development	101,116	100,790	96,067
Sales and marketing	67,952	67,825	64,598
General and administrative	42,701	38,207	33,232
Other operating expenses	19,686	—	—
Total operating expenses	231,455	206,822	193,897
INCOME FROM OPERATIONS	10,194	17,929	35,059
OTHER INCOME	10,785	12,825	10,848
INCOME BEFORE INCOME TAXES	20,979	30,754	45,907
PROVISION (BENEFIT) FOR INCOME TAXES	(1,114)	(1,480)	(9,828)
NET INCOME	$22,093	$32,234	$55,735

EARNINGS PER SHARE:
Basic	$0.39	$0.57	$0.97
Diluted	$0.39	$0.56	$0.97

SHARES USED IN PER SHARE CALCULATION:
Basic	56,063	56,820	57,195
Diluted	56,324	57,130	57,622

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income	$22,093	$32,234	$55,735
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2025, 2024 and 2023	991	(512)	(420)
Unrealized gain on marketable securities, net of ($7), ($195) and $0 tax in 2025, 2024 and 2023, respectively	1,058	437	5,579
Unrealized actuarial gain (loss) on pension benefits, net of tax of $21, $266 and ($130) in 2025, 2024 and 2023, respectively	(131)	(1,486)	723
Total other comprehensive income (loss)	1,918	(1,561)	5,882
TOTAL COMPREHENSIVE INCOME	$24,011	$30,673	$61,617

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2023	56,961	$24	$—	$(7,344)	$762,536	$755,216
Issuance of common stock under employee stock option and stock award plans	476	—	—	—	—	—
Repurchase of common stock	(784)	(1)	(34,765)	—	(20,583)	(55,349)
Issuance of common stock under employee stock purchase plan	85	—	6,237	—	—	6,237
Stock-based compensation expense related to employee stock awards	—	—	26,624	—	—	26,624
Stock-based compensation expense related to employee stock purchases	—	—	1,904	—	—	1,904
Payment of dividends to stockholders	—	—	—	—	(44,008)	(44,008)
Unrealized actuarial gain on pension benefits	—	—	—	723	—	723
Unrealized gain on marketable securities	—	—	—	5,579	—	5,579
Foreign currency translation adjustment	—	—	—	(420)	—	(420)
Net income	—	—	—	—	55,735	55,735
BALANCE AT DECEMBER 31, 2023	56,738	23	—	(1,462)	753,680	752,241
Issuance of common stock under employee stock option and stock award plans	410	—	—	—	—	—
Repurchase of common stock	(402)	(1)	(22,042)	—	(5,838)	(27,881)
Issuance of common stock under employee stock purchase plan	91	—	5,700	—	—	5,700
Stock-based compensation expense related to employee stock awards	—	—	33,404	—	—	33,404
Stock-based compensation expense related to employee stock purchases	—	—	1,672	—	—	1,672
Payment of dividends to stockholders	—	—	—	—	(46,037)	(46,037)
Unrealized actuarial loss on pension benefits	—	—	—	(1,486)	—	(1,486)
Unrealized gain on marketable securities	—	—	—	437	—	437
Foreign currency translation adjustment	—	—	—	(512)	—	(512)
Net income	—	—	—	—	32,234	32,234
BALANCE AT DECEMBER 31, 2024	56,837	22	18,734	(3,023)	734,039	749,772
Issuance of common stock under employee stock option and stock award plans	416	—	—	—	—	—
Repurchase of common stock	(2,028)	(2)	(64,025)	—	(34,758)	(98,785)
Issuance of common stock under employee stock purchase plan	114	—	5,326	—	—	5,326
Stock-based compensation expense related to employee stock awards	—	—	38,271	—	(274)	37,997
Stock-based compensation expense related to employee stock purchases	—	—	1,694	—	—	1,694
Payment of dividends to stockholders	—	—	—	—	(47,170)	(47,170)
Unrealized actuarial loss on pension benefits	—	—	—	(131)	—	(131)
Unrealized gain on marketable securities	—	—	—	1,058	—	1,058
Foreign currency translation adjustment	—	—	—	991	—	991
Net income	—	—	—	—	22,093	22,093
BALANCE AT DECEMBER 31, 2025	55,339	$20	$—	$(1,105)	$673,930	$672,845

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,093	$32,234	$55,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,195	33,303	35,203
Amortization of intangibles	831	1,279	2,173
Loss (gain) on disposal of property and equipment	(108)	240	100
Stock-based compensation expense	39,690	35,076	28,528
Accretion of discount on marketable securities	(1,135)	(1,637)	(351)
Deferred income taxes	898	(8,352)	(9,247)
Decrease in accounts receivable allowance for credit losses	(342)	(245)	(454)
Change in operating assets and liabilities:
Accounts receivable	9,260	(12,253)	6,616
Inventories	(1,275)	(2,448)	(27,744)
Prepaid expenses and other assets	635	4,001	(1,183)
Accounts payable	3,253	3,454	(5,435)
Taxes payable and accrued liabilities	10,523	(3,471)	(18,182)
Net cash provided by operating activities	111,518	81,181	65,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,396)	(17,286)	(20,884)
Proceeds from sale of property and equipment	150	—	—
Purchases of marketable securities	(64,484)	(105,716)	(191,211)
Proceeds from sales and maturities of marketable securities	124,937	106,602	197,942
Acquisition (Note 15)	—	(9,520)	—
Net cash provided by (used in) investing activities	36,207	(25,920)	(14,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,326	5,700	6,237
Repurchase of common stock	(98,098)	(27,881)	(55,278)
Payments of dividends to stockholders	(47,170)	(46,037)	(44,008)
Proceeds from draw on line of credit	13,000	—	—
Payments on line of credit	(13,000)	—	—
Net cash used in financing activities	(139,942)	(68,218)	(93,049)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,783	(12,957)	(41,443)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,972	63,929	105,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,755	$50,972	$63,929

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,927	$2,693	$2,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$3,031	$4,784	$13,769

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

Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for receivables, inventories, litigation and income taxes. These estimates are based on historical facts and various other factors, which the Company believes to be reasonable at the time the estimates are made. However, as the effects of future events cannot be determined with precision, actual results could differ significantly from management’s estimates.

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

Product revenue consists of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.

Frequently, the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices for each delivery upon shipment and recognizes revenue for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14 revenue allocated to future shipments of partially completed contracts are not disclosed. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Stock-based compensation

The Company applies the provisions of ASC 718-10, Share-Based Payment to recognize the fair value of stock-based compensation in the financial statements over the requisite service period of the individual grants. The Company uses estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation expense to recognize. Changes in the estimated forfeiture rate could result in changes to current compensation charges for historical grants.

For awards with performance conditions, the Company recognizes compensation expense when it becomes probable that the performance target will be achieved. A probability assessment is performed on a quarterly basis and requires significant assumptions and estimates made by management related to the projected achievement of the performance targets, which generally consist of non-GAAP operating earnings, strategic goals and revenue. Changes in the probability assessment of achieving the performance targets are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the actual performance targets achieved differ significantly from those projected by management, additional compensation expense may be recorded for the performance-based awards due to the cumulative catch-up adjustment, which could have an adverse impact on our results of operations.

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

The U.S. tax rules require U.S. tax on foreign earnings, known as net Controlled Foreign Corporations tested income (formerly known as global intangible low taxed income, or GILTI). Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).  We selected the deferred method of accounting and recorded the associated basis differences anticipated to influence prospective income inclusion calculations.

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result, the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its consolidated balance sheet. As of December 31, 2025 and 2024, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds, government securities and/or other high-quality commercial securities.

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $2.1 million in each of 2025, 2024 and 2023.

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2025, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in the consolidated statements of income.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in the accompanying consolidated statements of income. The Company recognized foreign exchange losses of $0.3 million, $0.3 million, and $0.4 million in 2025, 2024 and 2023, respectively.

The functional currencies of the Company’s other subsidiaries are the local currencies. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries’ financial statements have been included accumulated other comprehensive loss in stockholders’ equity.

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

Advertising

Advertising costs are expensed as incurred and amounted to $1.1 million, $1.5 million and $1.3 million in 2025, 2024 and 2023, respectively.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Adoption of New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the new standard on a prospective basis in fiscal year 2025 for annual reporting periods. Refer to Note 11. Provision (Benefit) for Income Taxes.

Recently Issued Accounting Pronouncements

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

3. COMPONENTS OF THE COMPANY’S CONSOLIDATED BALANCE SHEETS:

Accounts Receivable

	December 31,	December 31,
(In thousands)	2025	2024
Accounts receivable trade	$54,177	$57,308
Allowance for ship and debit	(33,601)	(26,446)
Allowance for stock rotation and rebate	(2,228)	(3,254)
Allowance for credit losses	(94)	(436)
Total	$18,254	$27,172

The Company maintains an allowance for estimated credit losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical losses, changes in payment patterns, customer creditworthiness, and current economic trends. Receivables determined to be uncollectible are written off and deducted from the allowance.

	Allowance for Credit Losses
	Year Ended
	December 31,
(In thousands)	2025	2024
Beginning balance	$(436)	$(681)
Provision for credit loss expense	(215)	(1,475)
Receivables written off	—	—
Recoveries	557	1,720
Ending balance	$(94)	$(436)

Inventories

	December 31,	December 31,
(In thousands)	2025	2024
Raw materials	$101,366	$101,414
Work-in-process	27,905	27,271
Finished goods	37,616	36,927
Total	$166,887	$165,612

Inventories consist of costs associated with the purchases of wafers from domestic and offshore foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components.

Inventories are recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. The Company routinely evaluates quantities and values of inventories and records a provision for excess and obsolete inventories to reduce its recorded inventory balance to its estimated net realizable value. Historically these write-downs have not been material.  The bulk of our inventory is held in wafers, which combined with the fungibility of our products across customers and applications results in a lower risk of obsolescence.

Property and Equipment

	December 31,	December 31,
(In thousands)	2025	2024
Land	$22,201	$22,157
Construction-in-progress	8,609	12,166
Building and improvements	100,936	93,248
Machinery and equipment	289,190	280,345
Computer software and hardware and office furniture and fixtures	77,162	72,862
Total	498,098	480,778
Less: Accumulated depreciation	(351,562)	(331,216)
Property and equipment, net	$146,536	$149,562

Depreciation expense for property and equipment for fiscal years ended December 31, 2025, 2024 and 2023, was approximately $27.2 million, $33.3 million and $35.2 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4 - 40	years
Machinery and equipment	2 - 8	years
Computer software and hardware and office furniture and fixtures	4 - 7	years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2025, 2024 and 2023, was approximately $216.3 million, $209.7 million and $203.6 million, respectively. In 2025, 2024 and 2023, approximately 16%, 15% and 15% of total property and equipment (excluding accumulated depreciation) was held by one of the Company’s subcontractors in Malaysia. No other country held 10% or more of total property and equipment in the periods presented. In 2024 and 2023, approximately 10% and 11%, respectively, of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes, for the three years ended December 31, 2025:

	Unrealized Gains
	and Losses on			Foreign
	Available-for-Sale	Defined Benefit		Currency
(In thousands)	Securities	Pension Items		Items	Total
Balance at January 1, 2023	$(5,323)	$862		$(2,883)	$(7,344)
Other comprehensive income (loss) before reclassifications	5,579	811		(420)	5,970
Amounts reclassified from accumulated other comprehensive loss	—	(88)	(1)	—	(88)
Other comprehensive income (loss)	5,579	723		(420)	5,882
Balance at December 31, 2023	256	1,585		(3,303)	(1,462)
Other comprehensive income (loss) before reclassifications	437	(1,319)		(512)	(1,394)
Amounts reclassified from accumulated other comprehensive loss	—	(167)	(1)	—	(167)
Other comprehensive income (loss)	437	(1,486)		(512)	(1,561)
Balance at December 31, 2024	693	99		(3,815)	(3,023)
Other comprehensive income (loss) before reclassifications	1,058	(123)		991	1,926
Amounts reclassified from accumulated other comprehensive loss	—	(8)	(1)	—	(8)
Other comprehensive income (loss)	1,058	(131)		991	1,918
Balance at December 31, 2025	$1,751	$(32)		$(2,824)	$(1,105)
(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the years ended December 31, 2025, 2024 and 2023.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2025 and 2024, was as follows:

	Fair Value Measurement at
	December 31, 2025
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$5,555	$—	$5,555
Corporate securities	189,258	—	189,258
Money market funds	3,559	3,559	—
U.S. government securities	999	—	999
Total	$199,371	$3,559	$195,812

	Fair Value Measurement at
	December 31, 2024
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$2,048	$—	$2,048
Corporate securities	249,023	—	249,023
Money market funds	567	567	—
U.S. government securities	750	—	750
Total	$252,388	$567	$251,821

The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy in the years ended December 31, 2025 and 2024.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2025, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$1,498	$—	$—	$1,498
Corporate securities	8,152	8	—	8,160
Total	9,650	8	—	9,658
Investments due in 4-12 months:
Corporate securities	32,256	267	—	32,523
Total	32,256	267	—	32,523
Investments due in 12 months or greater:
Corporate securities	146,910	1,665	(1)	148,574
Total	146,910	1,665	(1)	148,574
Total marketable securities	$188,816	$1,940	$(1)	$190,755

Accrued interest receivable was $2.3 million at December 31, 2025 and was recorded within prepaid expenses and other current assets on the consolidated balance sheet.

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

As of December 31, 2025 and 2024 the Company had no marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was recorded. The following tables summarize marketable securities classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at December 31, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
Corporate securities	$500	$(1)	$—	$—	$500	$(1)
Total marketable securities	$500	$(1)	$—	$—	$500	$(1)

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
Corporate securities	$33,777	$(116)	$13,244	$(19)	$47,021	$(135)
Total marketable securities	$33,777	$(116)	$13,244	$(19)	$47,021	$(135)

The Company does not intend to sell and it is unlikely that it will be required to sell the securities prior to their anticipated recovery. The weighted average interest rate of investments at December 31, 2025 and 2024, was approximately 4.86% and 5.08%, respectively. In the years ended December 31, 2025 and 2024, no unrealized losses on marketable securities were recognized in income.

6. GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased during the year ended December 31, 2024, due to the Company’s acquisition of Odyssey Semiconductor Technologies (“Odyssey”) (refer to Note 15, Acquisition, for details on the Company’s Odyssey acquisition). Changes in the carrying amount of goodwill as of the December 31, 2025 and 2024 are as follows:

(in thousands)	Goodwill
Balance at January 1, 2024	$91,849
Goodwill acquired during the period	3,422
Balance at December 31, 2024	95,271
Goodwill acquired during the period	-
Ending balance at December 31, 2025	$95,271

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

The Company amortizes the cost of all intangible assets over the estimated useful life of the developed technology and technology licenses, which range from two to twelve years, with the exception of $4.9 million of in-process research and development which will commence amortization once development is completed and products are available for sale as well as $1.3 million paid to acquire an internet domain name. The Company does not expect the amortization of its in-process research and development to begin in 2026. The Company acquired the rights to the internet domain name www.power.com, the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life.

Amortization of acquired intangible assets was approximately $0.8 million, $1.3 million and $2.2 million in the years ended December 31, 2025, 2024 and 2023, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2025			December 31, 2024
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,930	—	4,930	4,930	—	4,930
Developed technology	37,960	(37,081)	879	37,960	(36,492)	1,468
Technology licenses	1,926	(1,752)	174	1,926	(1,510)	416
Total intangible assets	$46,077	$(38,833)	$7,244	$46,077	$(38,002)	$8,075

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2025, is as follows:

Estimated
Amortization
Fiscal Year	(In thousands)
2026	$687
2027	365
Total*	$1,052
*	Total excludes $4.9 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

7. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans

As of December 31, 2025, the Company had three stock-based compensation plans (the “Plans”) which are described below.

2025 Inducement Award Plan

The 2025 Inducement Award Plan (“Inducement Plan”) was adopted by the board of directors on November 14, 2025. The Inducement Plan provides for the grant of RSU awards, PSU awards and performance cash awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted. The plan is intended to be used in connection with the recruiting and inducement of senior management and employees. Each award under the Inducement Plan is intended to qualify as an employment inducement grant under the Inducement Listing Rule or to otherwise qualify under the exception relating to plans or arrangements relating to an acquisition or merger under NASDAQ Listing Rule 5635(c)(3) and the official guidance thereunder. Pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, the Company did not seek stockholder’s approval. As of December 31, 2025, 0.1 million awards have been issued, net of forfeitures or cancellations, and approximately 0.3 million shares of common stock remain available for future grant under the Inducement Plan. On January 27, 2026, the Talent and Compensation Committee of the board of directors approved the Amended and Restated 2025 Inducement Award Plan, reserving an additional 0.5 million shares of the Company’s common stock, or 0.9 million shares of the Company’s common stock in the aggregate, for issuance pursuant to equity awards granted under the Inducement Plan.

2016 Incentive Award Plan

The 2016 Incentive Award Plan (“2016 Plan”) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The 2016 Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the 2016 Plan. As of December 31, 2025, 4.4 million awards have been issued, net of forfeitures or cancellations, and approximately 2.6 million shares of common stock remain available for future grant under the 2016 Plan.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 7.5 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2025, of the shares reserved for issuance, 7.1 million shares had been purchased and 0.4 million shares were reserved for future issuance under the Purchase Plan.

Shares Reserved

As of December 31, 2025, the Company had approximately 3.5 million shares of common stock reserved for future grant under all stock plans.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of revenue	$1,998	$2,090	$1,692
Research and development	10,235	12,587	10,939
Sales and marketing	6,460	8,064	6,888
General and administrative	12,563	12,335	9,009
Other operating expenses	8,434	—	—
Total stock-based compensation expense	$39,690	$35,076	$28,528

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2025:

	Unrecognized Compensation	Weighted Average
	Expense for Unvested	Remaining Recognition
	Awards	Period
	(In thousands)	(In years)
Long-term performance-based awards	$5,278	1.74
Restricted stock units	43,058	2.65
Purchase plan	171	0.08
Total unrecognized compensation expense	$48,507

Stock-based compensation expense in the year ended December 31, 2025, was approximately $39.7 million, comprising approximately $22.8 million related to restricted stock units, $8.4 million related to the modification of outstanding equity awards held by the Company’s former chief executive officer, $6.9 million related to performance-based awards and long-term performance-based awards and $1.6 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the year ended December 31, 2024, was approximately $35.1 million, comprising approximately $25.7 million related to restricted stock units, $7.7 million related to performance-based awards and long-term performance-based awards and $1.7 million related to the Company’s employee stock purchase plan.

Stock-based compensation expense in the year ended December 31, 2023, was approximately $28.5 million, comprising approximately $23.4 million related to restricted stock units, $3.2 million related to performance-based awards and long-term performance-based awards and $1.9 million related to the Company’s employee stock purchase plan.

In connection with his retirement in July 2025, the Company’s former chief executive officer, Balu Balakrishnan, entered into a transition agreement and a consulting agreement with the Company. Pursuant to these agreements, Mr. Balakrishnan’s outstanding equity awards continue to vest subject to his continuous service and the applicable award agreements. The vast majority of these awards are subject to performance criteria established at the time of grant and will only be earned if such criteria are met at the conclusion of the applicable performance periods. As the services to be performed by Mr. Balakrishnan under the transition agreement and the consulting agreement do not qualify as “substantive services” under ASC 718-10, the continued vesting of the outstanding equity awards represents a modification of the original awards. As a result, in the year ended December 31, 2025, the Company recognized stock-based compensation in the amount of $8.4 million in other operating expenses on the consolidated statements of income related to the accounting modification in July 2025 and subsequent changes in performance criteria measurement. Further subsequent changes in performance criteria measurement could result in an adjustment to expense in future periods.

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rates	4.21%	5.15%	5.15%
Expected volatility rates	46%	36%	37%
Expected dividend yield	1.58%	1.15%	0.90%
Expected term of purchase rights (in years)	0.50	0.50	0.49
Weighted-average estimated fair value of purchase rights	$14.81	$18.27	$23.75

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

A summary of PSU awards outstanding as of December 31, 2025, and activity during the three years then ended, is presented below:

			Weighted-
			Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant Date Fair	Contractual Term	Intrinsic Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	34	$79.94
Granted	131	$82.96
Vested	(34)	$79.94
Forfeited or canceled	(93)	$82.96
Outstanding at December 31, 2023	38	$82.95
Granted	185	$69.97
Vested	(38)	$82.94
Forfeited or canceled	(119)	$69.98
Outstanding at December 31, 2024	66	$69.95
Granted	218	$53.61
Vested	(66)	$69.95
Forfeited or canceled	(143)	$53.82
Outstanding at December 31, 2025	75	$53.21	—	$2,667
Outstanding and expected to vest at December 31, 2025	75		—	$2,667

In February 2025, it was determined that approximately 66,000 shares subject to the PSUs granted in 2024 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2025. The grant-date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2025, 2024 and 2023, was approximately $4.6 million, $3.2 million and $2.7 million, respectively.

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

A summary of PRSU awards outstanding as of December 31, 2025, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	236	$77.82
Granted	146	$80.92
Vested	(23)	$49.68
Forfeited or canceled	(103)	$82.92
Outstanding at December 31, 2023	256	$80.08
Granted	186	$68.30
Vested	—	—
Forfeited or canceled	(125)	$78.34
Outstanding at December 31, 2024	317	$73.85
Granted	307	$52.56
Vested	—	—
Forfeited or canceled	(179)	$76.85
Outstanding at December 31, 2025	445	$57.97	1.64	$15,829
Outstanding and expected to vest at December 31, 2025	259		1.85	$9,220

In February 2025, it was determined that no shares subject to the PRSUs granted in 2022 vested, thus no shares were released to the Company’s executives. In February 2024, it was determined that no shares subject to the PRSUs granted in 2021 vested, thus no shares were released to the Company’s executives. The grant-date fair value of PRSU awards released, which were fully vested, in the year ended December 31, 2023, was approximately $1.1 million.

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

A summary of RSU awards outstanding as of December 31, 2025, and activity during the three years then ended, is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Grant Date Fair	Contractual Term	Value
	(In thousands)	Value Per Share	(In years)	(In thousands)
Outstanding at January 1, 2023	1,096	$60.52
Granted	335	$80.97
Vested	(418)	$53.08
Forfeited	(32)	$73.29
Outstanding at December 31, 2023	981	$70.27
Granted	440	$67.09
Vested	(371)	$64.28
Forfeited	(121)	$72.87
Outstanding at December 31, 2024	929	$70.82
Granted	612	$44.28
Vested	(350)	$62.54
Forfeited	(179)	$35.53
Outstanding at December 31, 2025	1,012	$63.87	1.47	$35,954
Outstanding and expected to vest at December 31, 2025	952		1.42	$33,846

The grant-date fair value of RSUs vested in the years ended December 31, 2025, 2024 and 2023, was approximately $21.9 million, $23.9 million and $22.2 million, respectively.

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUE:

Customer Concentration

The Company’s top ten customers accounted for approximately 81%, 79% and 80% of revenue in 2025, 2024 and 2023, respectively. A significant portion of these revenue are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs. Sales to distributors in 2025, 2024 and 2023 were $304.6 million, $292.9 million and $307.4 million, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

The following customers represented 10% or more of the Company’s net revenue for the respective years:

	Year Ended December 31,
Customer	2025	2024	2023
Avnet	32%	30%	27%
Salcomp Group	11%	*	10%
Honestar Technologies Co., Ltd.	*	11%	18%
*Total customer revenue was less than 10% of net revenue.

No other customers accounted for 10% or more of the Company’s net revenue in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2025 and 2024, 89% and 87% of accounts receivable were concentrated with the Company’s top ten customers, respectively.

The following customers represented 10% or more of accounts receivable:

	December 31,	December 31,
Customer	2025	2024
Avnet	32%	32%
Salcomp Group	18%	13%
Honestar Technologies Co., Ltd.	11%	12%

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenue

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenue by region and country with 5% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Americas	$22,874	$20,888	$22,165
EMEA:
Germany	27,235	22,047	23,041
Other EMEA	22,994	22,866	27,820
APAC:
Hong Kong/China	245,909	238,477	265,936
India	23,649	27,820	34,558
Korea	39,537	37,790	24,956
Taiwan	25,518	22,202	15,774
Other APAC	35,788	26,883	30,288
Total net revenue	$443,504	$418,973	$444,538

9. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:

Common Stock Repurchases

From time to time the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock. As of December 31, 2024, the Company had $48.1 million available under a stock-repurchase program announced in November 2024. After this authorization was exhausted in April 2025, the Company’s board of directors authorized the use of an additional $50.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In 2025, 2024 and 2023, the Company purchased approximately 2.0 million shares, 0.4 million shares and 0.8 million shares, respectively, for approximately $98.1 million, $27.9 million and $55.3 million, respectively. As of December 31, 2025, the Company had exhausted their repurchase authorization. Any future repurchase program would be authorized at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

Common Stock Dividends

The following table presents the quarterly dividends declared per share of the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
First Quarter	$0.21	$0.20	$0.19
Second Quarter	$0.21	$0.20	$0.19
Third Quarter	$0.21	$0.20	$0.19
Fourth Quarter	$0.21	$0.21	$0.20

The Company paid approximately $47.2 million, $46.0 million and $44.0 million in cash dividends during 2025, 2024 and 2023, respectively.

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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Basic earnings per share:
Net income	$22,093	$32,234	$55,735
Weighted-average common shares	56,063	56,820	57,195
Basic earnings per share	$0.39	$0.57	$0.97
Diluted earnings per share: (1)
Net income	$22,093	$32,234	$55,735
Weighted-average common shares	56,063	56,820	57,195
Effect of dilutive awards:
Employee stock plans	261	310	427
Diluted weighted-average common shares	56,324	57,130	57,622
Diluted earnings per share	$0.39	$0.56	$0.97
(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2025, 2024 and 2023 calculations as the shares were not contingently issuable as of the end of the respective periods.

In the years ended December 31, 2025, 2024 and 2023, no outstanding stock awards were determined to be anti-dilutive and excluded from the computation of diluted earnings per share.

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

U.S. and foreign components of income before income taxes were:

	Year Ended December 31,
(In thousands)	2025	2024	2023
U.S. operations	$(25,273)	$(4,521)	$2,995
Foreign operations	46,252	35,275	42,912
Total income before income taxes	$20,979	$30,754	$45,907

The Company’s effective tax rate is impacted by the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. The rate was further reduced by the release of federal uncertain tax position caused by an expiration in the statute of limitations on these positions. These benefits were partially offset by foreign income subject to U.S. tax, known as Net Controlled Foreign Corporation Tested Income ("NCTI"). The Company’s primary jurisdiction where foreign earnings are derived is the Cayman Islands, which is a non-taxing jurisdiction. Income earned in other foreign jurisdictions was not material. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

The Company has adopted Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” on a prospective basis for the year ended December 31, 2025. See Note 2. Significant Accounting Policies - Adoption of New Accounting Standards for additional details on the adoption of ASU 2023-09.

The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2025
(In thousands)	Amount	Percent
U.S. Federal Statutory Tax Rate	$4,406	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	(512)	(2.4)
Foreign tax effects
Cayman
Statutory tax rate difference between Cayman and United States	(8,439)	(40.2)
Other foreign jurisdictions	(440)	(2.1)
Enacted changes in tax laws or rates	1,002	4.8
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	3,040	14.5
Tax Credits
Research and development tax credits	(2,793)	(13.3)
Energy-related tax credits	(1,258)	(6.0)
Nontaxable and Nondeductible Items
Share-based payment awards	3,620	17.2
Other	243	1.1
Change in Unrecognized Tax Benefits	17	0.1
Total	$(1,114)	(5.3)%
(a)	State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the components of the benefits for income taxes were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Current provision (benefit):
Federal	$5,876	$(1,193)
State	3	3
Foreign	1,392	1,331
	7,271	141
Deferred provision (benefit):
Federal	(8,177)	(9,178)
State	—	—
Foreign	(574)	(791)
	(8,751)	(9,969)
Total	$(1,480)	$(9,828)

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Provision (benefit) computed at Federal statutory rate	21.0%	21.0%
Business tax credits	(14.6)	(12.2)
Stock-based compensation	6.4	(0.1)
Foreign income taxed at different rate	(21.0)	(17.6)
GILTI inclusion	2.4	4.1
Uncertain tax positions	(3.7)	(18.6)
Valuation allowance	5.3	4.3
Other	(0.6)	(2.3)
Total	(4.8)%	(21.4)%

The components of the net deferred income tax assets (liabilities) were as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
R&D costs capitalized for tax purposes	$36,717	$39,807
Other reserves and accruals	6,189	3,598
Tax credit carry-forwards	31,968	29,558
Stock compensation	4,175	3,155
Capital losses	140	140
Net operating loss	1,761	2,268
Other	366	421
Valuation allowance	(34,868)	(32,659)
	46,448	46,288
Deferred tax liabilities:
Fixed assets, Intangible and Goodwill	(10,865)	(9,814)
	(10,865)	(9,814)
Net deferred tax assets	$35,583	$36,474

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

As of December 31, 2025, the Company continues to maintain a valuation allowance primarily as a result of its California, New Jersey and Canada deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be realized.

As of December 31, 2025, the Company had utilized all its federal research and development tax credit carry-forwards. As of December 31, 2025, the Company had California research and development tax credit carry-forwards of approximately $46.0 million (there is no expiration of research and development tax credit carry-forwards for the state of California) and California net operating losses of $36.9 million, which will begin to expire in 2032. As of December 31, 2025, the Company had Canadian scientific research and experimental development tax credit carry-forwards of approximately $3.9 million and New Jersey research and experimental development tax credit carry-forwards of approximately $1.0 million, which will start to expire in 2033 and 2026, respectively.

Tax law signed into law on December 22, 2017, generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Local foreign and U.S. states taxes may still be incurred upon repatriation. The Company has not provided for U.S. taxes on its undistributed earnings of foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.

The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized
(In thousands)	Tax Benefits
Unrecognized tax benefits balance at January 1, 2023	$23,386
Gross increase for tax positions of current year	605
Gross decrease for tax positions of prior years	—
Statute of limitation release for tax positions of prior years	(7,602)
Unrecognized tax benefits balance at December 31, 2023	16,389
Gross increase for tax positions of current year	765
Gross decrease for tax positions of prior years	(876)
Statute of limitation release for tax positions of prior years	(1,103)
Unrecognized tax benefits balance at December 31, 2024	15,175
Gross increase for tax positions of current year	1,432
Gross decrease for tax positions of prior years	—
Statute of limitation release for tax positions of prior years	(1,281)
Unrecognized tax benefits balance at December 31, 2025	$15,326

The Company’s total unrecognized tax benefits as of December 31, 2025, 2024 and 2023, were $15.3 million, $15.2 million and $16.4 million, respectively. An income tax benefit of $3.3 million, net of valuation allowance adjustments, would be recorded if fiscal year 2025 unrecognized tax benefits are recognized.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $0.5 million and $0.3 million as of December 31, 2025 and 2024, respectively, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.

As of December 31, 2025, the Company’s tax returns continue to remain effectively subject to examination by U.S. federal authorities for the years after 2021. The Company has closed its audit with the California Franchise Tax Board for the tax years 2018 and 2019 without material change. The California Franchise Tax Board has started an audit for the tax years 2020 through 2022, which is currently ongoing.

The amount of cash taxes paid by the Company is as follows:

Year Ended December 31,
(In thousands)	2025
Federal	$1,668
State	58
Foreign
China	440
Germany	218
Switzerland	190
Other foreign*	457
Income Taxes, net of amounts refunded	$3,031

*	The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

12. LEASES AND COMMITMENTS:

Facilities and Leases

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, a design center in Germany and a multipurpose office building in Switzerland. The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities and sales offices in various countries around the world. The Company determines whether an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $4.4 million, $3.9 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023; short-term and variable lease expenses were not material during these periods.

Balance sheet information related to leases was as follows:

		December 31,	December 31,
(In thousands)	Balance Sheet Classification	2025	2024
Right-of-use assets
Operating lease assets	Other assets	$19,427	$16,076

Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$2,984	$2,929
Non-current operating lease liabilities	Other liabilities	15,899	12,631
Total		$18,883	$15,560

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

	December 31,		December 31,
Lease term and discount rate	2025		2024
Weighted average remaining lease term	6.1	years	5.8	years
Weighted average discount rate	6.6%		6.7%

Supplemental cash flows information related to leases was as follow:

	Year Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,393	$4,008
Right-of-use assets obtained in exchange for new operating lease obligations	$6,473	$9,495

Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2025, are as follows:

December 31,
(In thousands)	2025
2026	$4,161
2027	4,163
2028	3,611
2029	3,183
2030	2,999
Thereafter	5,595
Total future minimum lease payments	23,712
Less imputed interest	(4,829)
Total	$18,883

Purchase Obligations

At December 31, 2025, the Company had no non-cancelable purchase obligations that were due beyond one year.

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

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Year Ended December 31,
(In thousands)	2025	2024	2023
NET REVENUE	$443,504	$418,973	$444,538
Less:
Stock-based compensation (1)	39,690	35,076	28,528
Amortization of acquisition-related intangible assets (2)	587	1,034	1,928
Cost of revenue (excluding 1 & 2)	199,270	191,098	211,962
Research and development (excluding 1)	90,881	88,203	85,128
Sales and marketing (excluding 1)	61,492	59,761	57,710
General and administrative (excluding 1)	30,138	25,872	24,223
Other operating expenses (excluding 1)	11,252	—	—
INCOME FROM OPERATIONS	10,194	17,929	35,059

OTHER INCOME	10,785	12,825	10,848
PROVISION (BENEFIT) FOR INCOME TAXES	(1,114)	(1,480)	(9,828)
NET INCOME	$22,093	$32,234	$55,735

The table below presents other segment information:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Depreciation	$27,195	$33,303	$35,203
Amortization of intangibles	$831	$1,279	$2,173
Interest income	$11,682	$13,576	$11,655

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

On December 18, 2019, CogniPower LLC (“CogniPower”) filed a complaint against a customer of the Company in the United States District Court for the District of Delaware for infringement of two patents; the Company thereafter intervened and sought a declaration of non-infringement with respect to use of the Company’s products. Following a trial in August 2025, the Company successfully obtained verdicts of noninfringement and invalidity of all asserted claims, and as part of the noninfringement verdict, the jury found that no products incorporating the Company’s InnoSwitch products met the specific requirements of CogniPower’s asserted claims. The Court thereafter entered judgment in favor of the Company; briefing on post-trial motions is complete, with rulings expected in the coming months. On January 16, 2025, CogniPower filed a follow-on complaint against the same customer asserting the same two patents in the United States District Court for the District of Delaware, but that case was dismissed following the August 2025 verdict in the Company’s favor in CogniPower’s earlier case. The Company believes the jury verdicts and judgement in its favor are correct and intends to continue to vigorously defend itself against CogniPower’s claims against the Company’s technology, including on appeal if necessary.

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

On May 11, 2022, a former employee of the Company filed a first amended complaint in the Superior Court of California, County of Santa Clara alleging several violations of the Fair Employment and Housing Act. The complaint named the Company and one of its vice presidents and alleged, among other things, that the former employee was discriminated against and harassed based on age and disability, was retaliated against, and was wrongfully terminated in violation of public policy. Two of the plaintiff’s claims were dismissed with prejudice in response to the Company’s demurrer motions. Prior to trial, the plaintiff dismissed with prejudice the claims against the Company’s vice president and the claim of wrongful termination in violation of public policy. In June 2025, the remaining claims in the matter were tried before a jury. The jury reached a verdict and ruled in favor of the Company on the claims of age and disability discrimination and harassment based on age. The jury ruled in favor of the plaintiff and against the Company on the claims of harassment based on disability and retaliation and awarded compensatory damages of $3.2 million and punitive damages of $6.0 million. In the quarter ended June 30, 2025, the Company recognized a charge in the amount of $9.2 million in other operating expenses on the consolidated statements of income.

In the quarter ended September 30, 2025, the Company recognized in other operating expenses on the consolidated statements of income an additional $0.7 million related to plaintiff attorney fees and related costs. The plaintiff had filed claims for attorney fees and other costs totaling $5.9 million; the Company was thus potentially exposed to an additional $5.2 million in expenses related to this matter.

On December 9, 2025, the court issued orders on the parties’ motions on attorneys’ fees and costs, awarding claims for attorney fees and other costs totaling $2.1 million. As a result, in the quarter ended December 31, 2025, the Company recognized in other operating expenses on the consolidated statements of income an additional $1.4 million to reflect the court determination of plaintiff attorney fees and related costs. The Company disagrees with the jury’s verdicts and court’s orders against the Company and has appealed the judgement.

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

15. ACQUISITION:

Odyssey Semiconductor Technologies

On March 12, 2024, the Company agreed to acquire the assets of Odyssey, a U.S. company and a developer of vertical GaN transistor technology. The transaction closed on July 1, 2024, at which time all key Odyssey employees joined the Company. Pursuant to the asset purchase agreement, Odyssey sold, transferred and assigned substantially all of its assets to the Company for $9.52 million in cash. The purchase is intended to augment the Company’s development of high-power GaN switching technology.

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

The net periodic benefit cost of the Pension Plan was not material to the Company’s financial statements during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the projected benefit obligation was $23.2 million, the plan assets were $14.2 million and the net pension liability was $9.0 million. As of December 31, 2024, the projected benefit obligation was $18.3 million, the plan assets were $11.4 million, and the net pension liability was $6.9 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2025 and 2024, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.6 million during 2026. The accumulated unrealized actuarial balance on pension benefits, net of tax, at December 31, 2025, 2024 and 2023 was $0.1 million loss, $1.5 million loss and $1.6 million gain, respectively. These amounts were reflected in Note 3 under the caption accumulated other comprehensive income (loss).

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

The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio. The Credit Agreement terminates on June 7, 2026; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. The Company was compliant with all covenants and had no advances outstanding under the Credit Agreement as of December 31, 2025.

18. SUBSEQUENT EVENTS:

On January 31, 2026, the Company approved a reduction in force that resulted in the termination of approximately 7% of the Company’s global workforce on February 2, 2026 in order to decrease the Company’s costs and create a more efficient organization to support its business. In connection with the reduction in force, the Company estimates it will incur approximately between $3.5 million and $4.0 million of costs, substantially all of which are related to employee severance and benefit costs, which the Company expects to recognize in the first quarter of 2026.

Schedule II

Valuation and Qualifying Accounts

The Company maintains an allowance for the distributors’ ship-and-debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship-and-debit amounts and levels of inventory in the distributor channels.

The following is a summary of the activity in the allowance for ship-and-debit credits:

	Balance at
	Beginning			Balance at End
(In thousands)	of Period	Additions	Deductions (1)	of Period
Allowance for ship and debit credits:
Year ended December 31, 2023	$53,184	$202,159	$(219,326)	$36,017
Year ended December 31, 2024	$36,017	$211,185	$(220,756)	$26,446
Year ended December 31, 2025	$26,446	$223,846	$(216,691)	$33,601
(1)	Deductions relate to ship-and-debit credits issued which adjust the sales price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for the Company’s revenue recognition policy, including the Company’s accounting for ship-and-debit claims.

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2025, based on the framework established by the Committee of Sponsoring Organization (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of Power Integrations’ internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 6, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 6, 2026

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

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

(b)   Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Amended Restated Certificate of Incorporation	10-Q	000-23441	3.1	8/6/2025

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	1/30/2026

4.1	Description of Power Integrations, Inc. Common Stock	10-K	000-23441	4.1	2/7/2020

4.2	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	8-K	000-23441	10.1	2/5/2026

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-23441	10.1	7/29/2021

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.2	10/29/2020

10.6*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.7*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.8*	Director Equity Compensation Program	10-Q	000-23441	10.3	8/6/2025

10.9*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.10*	Cash Compensation of Outside Directors	10-Q	000-23441	10.2	8/6/2025

10.11*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.3	10/29/2020

10.12*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.13*	Power Integrations, Inc. Amended and Restated 2016 Incentive Award Plan	10-Q	000-23441	10.1	8/6/2025

10.14*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan	10-K	000-23441	10.25	2/8/2017

10.15*	Form of Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.26	2/8/2017

10.16*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2016 Equity Incentive Plan	10-K	000-23441	10.16	2/7/2022

10.17†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.2	11/7/2023

10.18†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.3	11/7/2023

10.19†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	10-Q	000-23441	10.1	11/7/2023

10.20	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.21	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.6	8/8/2008

10.22†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.23†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

10.24†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.25†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.26†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017	10-Q	000-23441	10.3	8/4/2022

10.27††	Amendment Number Nine to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 6, 2019	10-Q	000-23441	10.2	4/25/2019

10.28†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.29†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

10.30†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.31†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.35	2/5/2021

10.32†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd	10-K	000-23441	10.36	2/5/2021

10.33†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.37	2/5/2021

10.34†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.38	2/5/2021

10.35†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.39	2/5/2021

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.36†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.46	2/8/2017

10.37†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.47	2/8/2017

10.38†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-Q	000-23441	10.4	11/7/2023

10.39†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.40†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

10.41†	Amendment Number Two to the Wafer Supply Agreement, effective as of December 1, 2018, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries GmbH (formerly X-FAB Semiconductor Foundries AG)	10-K	000-23441	10.52	2/13/2019

10.42	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. And X-FAB Semiconductor Foundries AG, effective as of April 21, 2021	10-Q	000-23441	10.4	7/29/2021

10.43	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

10.44	First Amendment to Credit Agreement, dated April 30, 2018 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/26/2018

10.45	Second Amendment to Credit Agreement, dated June 7, 2021 by and between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.3	7/29/2021

10.46*	2019 Executive Officer Compensation Arrangements and 2019 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/13/2019

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.47*	2018 Executive Officer Cash Compensation Arrangements and 2018 Performance Based Incentive Plan	10-K	000-23441	Item 9B	2/14/2018

10.48*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

10.49*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.50*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.51*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.52*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.53*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

10.54††	ON Semiconductor Corporation Settlement Agreement	10-K	000-23441	10.61	2/7/2020

10.55††	ON Semiconductor Corporation Term Sheet	10-K	000-23441	10.62	2/7/2020

10.56†	Amendment Number Ten to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 16, 2019	10-Q	000-23441	10.1	5/7/2020

10.57†	Amendment Number Eleven to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of December 20, 2019	10-Q	000-23441	10.2	5/7/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.58†††	Amendment Number Twelve to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of September 17, 2020	10-Q	000-23441	10.2	4/29/2021

10.59†††	Amendment Number Thirteen to the Amended and Restated Wafer Supply Agreement between Power Integrations, Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 17, 2022	10-Q	000-23441	10.1	4/28/2022

10.60†	Amendment Number Nine to Wafer Supply Agreement, effective as of November 1, 2017 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.3	5/7/2020

10.61*	2020 Compensation Arrangements with Named Executive Officers	10-K	000-23441	Item 9B	2/7/2020

10.62*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.2	7/30/2020

10.63*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.4	7/30/2020

10.64*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.7	7/30/2020

10.65*	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of June 1, 2020, between Power Integrations, Inc. and Clifford Walker	10-Q	000-23441	10.9	7/30/2020

10.66*	Executive Officer Benefits Agreement, dated as of February 1, 2021, between Power Integrations, Inc. and Sunil Gupta	10-K	000-23441	10.73	2/5/2021

10.67*	Executive Officer Benefits Agreement, dated as of August 1, 2022, between Power Integrations, Inc. and Sunil Gupta	10-Q	000-23441	10.1	8/4/2022

10.68	Amendment Number Ten to Wafer Supply Agreement, effective as of August 26, 2020 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.5	10/29/2020

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.69†††	Amendment Number Eleven to Wafer Supply Agreement, effective as of September 16, 2022 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.1	5/4/2023

10.70	Third Amendment to Credit Agreement, dated June 28, 2023 between Power Integrations, Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	8/3/2023

10.71†††	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and X-FAB Dresden GmbH & Co. KG, dated December 23, 2009.	10-Q	000-23441	10.5	11/7/2023

10.72†††	Amendment Number Twelve to Wafer Supply Agreement, effective as of February 26, 2024 by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.1	5/7/2024

10.73	Amendment to the Amended and Restated Chief Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.1	5/12/2025

10.74	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.2	5/12/2025

10.75	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.4	5/12/2025

10.76	Amendment to the Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Sunil Gupta	10-Q	000-23441	10.5	5/12/2025

10.77	Amendment to the Amended and Restated Executive Officer Benefits Agreement, dated as of January 28, 2025, between Power Integrations, Inc. and Clifford Walker	10-Q	000-23441	10.6	5/12/2025

10.78†††	Amendment Number Fourteen to the Amended and Restated Wafer Supply Agreement between Power Integrations Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of September 16, 2024	10-Q	000-23441	10.9	5/12/2025

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.79†††	Amendment Number Thirteen to Wafer Supply Agreement, between Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.10	5/12/2025

10.80†††	Amendment Number Fifteen to the Amended and Restated Wafer Supply Agreement between Power Integrations Ltd. d.b.a. Power Integrations International, Ltd. And Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of June 23, 2025	10-Q	000-23441	10.4	8/6/2025

10.81*	Employment Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Jennifer A. Lloyd, PhD	10-Q	000-23441	10.5	8/6/2025

10.82*	Chief Executive Officer Benefits Agreement, dated as of July 21, 2025, between Power Integrations, Inc. and Jennifer A. Lloyd, PhD	10-Q	000-23441	10.6	8/6/2025

10.83*	Transition Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.7	8/6/2025

10.84*	Consulting Agreement, dated as of July 11, 2025, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.8	8/6/2025

10.85*	Employment Agreement, dated as of November 14, 2025, between Power Integrations, Inc. and Nancy Erba					X

10.86*	Executive Officer Benefits Agreement, dated as of November 15, 2025, between Power Integrations, Inc. and Nancy Erba					X

10.87*	Amended and Restated 2025 Inducement Award Plan	8-K	000-23441	10.1	1/30/2026

10.88*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2025 Inducement Award Plan	S-8	333-291784	4.2	11/25/2025

10.89*	Form of Performance Stock Unit Grant Notice and Agreement under the 2025 Inducement Award Plan	S-8	333-291784	4.3	11/25/2025

10.90*	Form of Long Term Performance Stock Unit Grant Notice and Agreement under the 2025 Inducement Award Plan	S-8	333-291784	4.4	11/25/2025

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

19.1	Insider Trading Policy	10-K	000-23441	19.1	2/7/2025

21.1	List of subsidiaries	10-K	000-23441	21.1	2/7/2022

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97*	Incentive Compensation Recoupment Policy	10-K	000-23441	97	2/12/2024

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL					X

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

POWER INTEGRATIONS, INC.

Dated:	February 6, 2026	By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Principal Financial Officer and Principal Accounting Officer)

d

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jennifer Lloyd and Nancy Erba his or her true and lawful attorney-in-fact and agent, with full power of substitution and, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF THE SIXTH DAY OF FEBRUARY 2026.

By:	/s/ JENNIFER LLOYD
Jennifer Lloyd
President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ NANCY ERBA
NANCY ERBA
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director and Chairman of the Board

By:	/s/ WENDY ARIENZO
Wendy Arienzo
Director

By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
Director

By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

By:	/s/ ANITA GANTI
Anita Ganti
Director

By:	/s/ NANCY GIOIA
Nancy Gioia
Director

By:	/s/ GREGG LOWE
Gregg Lowe
Director

By:	/s/ RAVI VIG
Ravi Vig
Director