Form 10-Q
period 2026-03-31
POWER INTEGRATIONS INC
filed 2026-05-07
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 4, 2026
Common Stock, $0.001 par value	55,719,984

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements identifiable by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: changes in global trade policy, including tariffs, could reduce demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results; if demand for our products declines in our major end markets, our net revenue will decline; we do not have long-term contracts with any of our customers and if they fail to place orders for our products, or if they cancel or reschedule orders, our operating results and our business may suffer; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; if our products do not penetrate additional markets, our business will not grow as we expect; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in this Quarterly Report on Form 10-Q and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$63,390	$58,755
Short-term investments	193,814	190,755
Accounts receivable, net	14,407	18,254
Inventories	162,982	166,887
Prepaid expenses and other current assets	23,747	23,678
Total current assets	458,340	458,329
Property and equipment, net	143,630	146,536
Intangible assets, net	7,061	7,244
Goodwill	95,271	95,271
Other non-current assets	66,385	64,827
TOTAL ASSETS	$770,687	$772,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,407	$33,963
Accrued payroll and related expenses	13,224	13,840
Other accrued liabilities	21,958	22,558
Total current liabilities	66,589	70,361
Other liabilities	32,292	29,001
TOTAL LIABILITIES	98,881	99,362
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 140,000 shares authorized; and 55,600 and 55,339 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	8,997	—
Accumulated other comprehensive loss	(2,491)	(1,105)
Retained earnings	665,280	673,930
TOTAL STOCKHOLDERS' EQUITY	671,806	672,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$770,687	$772,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2026	2025
Net revenue	$108,308	$105,529
Cost of revenue	51,370	47,294
Gross profit	56,938	58,235

Operating expenses:
Research and development	26,255	24,095
Selling, general and administrative	24,444	27,422
Other operating expenses	(1,419)	—
Restructuring and related charges	6,204	—
Total operating expenses	55,484	51,517
Income from operations	1,454	6,718
Other income	2,466	3,167
Income before income taxes	3,920	9,885
Provision for income taxes	620	1,095
NET INCOME	$3,300	$8,790

Earnings per share:
Basic	$0.06	$0.15
Diluted	$0.06	$0.15

Shares used in per share calculation:
Basic	55,506	56,871
Diluted	55,874	57,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net income	$3,300	$8,790
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2026 and 2025	(389)	390
Unrealized gain (loss) on investments, net of ($250) and ($116) tax in the three months ended March 31, 2026 and 2025, respectively	(999)	451
Amortization of defined benefit pension items, net of tax of $0 in each of the three months ended March 31, 2026 and 2025	2	(1)
Total other comprehensive income (loss)	(1,386)	840
TOTAL COMPREHENSIVE INCOME	$1,914	$9,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT DECEMBER 31, 2025	55,339	$20	$—	$(1,105)	$673,930	$672,845
Issuance of common stock under employee stock option and stock award plans	192	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	69	—	2,690	—	—	2,690
Stock-based compensation expense related to employee stock awards	—	—	5,917	—	—	5,917
Stock-based compensation expense related to employee stock purchases	—	—	390	—	—	390
Payment of dividends to stockholders	—	—	—	—	(11,950)	(11,950)
Unrealized actuarial gain on pension benefits	—	—	—	2	—	2
Unrealized loss on investments	—	—	—	(999)	—	(999)
Foreign currency translation adjustment	—	—	—	(389)	—	(389)
Net income	—	—	—	—	3,300	3,300
BALANCE AT MARCH 31, 2026	55,600	$20	$8,997	$(2,491)	$665,280	$671,806

	Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT DECEMBER 31, 2024	56,837	$22	$18,734	$(3,023)	$734,039	$749,772
Issuance of common stock under employee stock option and stock award plans	207	—	—	—	—	—
Repurchase of common stock	(404)	—	(23,098)	—	—	(23,098)
Issuance of common stock under employee stock purchase plan	53	—	2,787	—	—	2,787
Stock-based compensation expense related to employee stock awards	—	—	8,329	—	—	8,329
Stock-based compensation expense related to employee stock purchases	—	—	354	—	—	354
Payment of dividends to stockholders	—	—	—	—	(11,959)	(11,959)
Unrealized actuarial loss on pension benefits	—	—	—	(1)	—	(1)
Unrealized gain on investments	—	—	—	451	—	451
Foreign currency translation adjustment	—	—	—	390	—	390
Net income	—	—	—	—	8,790	8,790
BALANCE AT MARCH 31, 2025	56,693	$22	$7,106	$(2,183)	$730,870	$735,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,300	$8,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,380	7,244
Amortization of intangibles	183	207
Loss on disposal of property and equipment	49	—
Stock-based compensation expense	6,307	8,683
Accretion of discount on investments	(156)	(346)
Decrease in accounts receivable allowance for credit losses	—	(381)
Change in operating assets and liabilities:
Accounts receivable	3,847	4,747
Inventories	3,905	(3,456)
Prepaid expenses and other assets	3,414	832
Accounts payable	(4,072)	4,002
Other accrued liabilities	(3,112)	(3,936)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,045	26,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,998)	(5,726)
Purchases of investments	(14,807)	(5,630)
Proceeds from sales and maturities of investments	10,655	15,882
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,150)	4,526

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	2,690	2,787
Repurchase of common stock	—	(23,098)
Payments of dividends to stockholders	(11,950)	(11,959)
NET CASH USED IN FINANCING ACTIVITIES	(9,260)	(32,270)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,635	(1,358)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,755	50,972
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,390	$49,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Power Integrations, Inc., a Delaware corporation (the “Company”), and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the reported results of operations.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in its Form 10-K filed on February 6, 2026, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, of the Company’s financial statements set forth in Item 8 of the Company’s Annual Report on Form 10-K, filed on February 6, 2026, for the year ended December 31, 2025.

Recent Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40) which amends certain aspects of the accounting for and disclosure of software costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS AND OTHER INFORMATION:

Accounts Receivable

	March 31,	December 31,
(In thousands)	2026	2025
Accounts receivable trade	$51,519	$54,177
Allowance for ship and debit	(33,659)	(33,601)
Allowance for stock rotation and rebate	(3,359)	(2,228)
Allowance for credit losses	(94)	(94)
Total	$14,407	$18,254

Inventories

	March 31,	December 31,
(In thousands)	2026	2025
Raw materials	$99,517	$101,366
Work-in-process	29,944	27,905
Finished goods	33,521	37,616
Total	$162,982	$166,887

Other non-current assets

	March 31,	December 31,
(In thousands)	2026	2025
Deferred tax assets	$34,797	$35,594
Right of use for leased properties	22,718	19,325
Prepaid expenses	6,753	6,863
Other non-current assets	2,117	3,045
Total	$66,385	$64,827

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2026 and 2025, were as follows:

	Unrealized Gains
	and Losses on		Defined Benefit				Foreign Currency
	Investments		Pension Items				Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2026	2025	2026		2025		2026	2025	2026	2025
Beginning balance	$1,751	$693	$(32)		$99		$(2,824)	$(3,815)	$(1,105)	$(3,023)
Other comprehensive income (loss) before reclassifications	(999)	451	—		—		(389)	390	(1,388)	841
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2	(1)	(1)	(1)	—	—	2	(1)
Net-current period other comprehensive income (loss)	(999)	451	2		(1)		(389)	390	(1,386)	840
Ending balance	$752	$1,144	$(30)		$98		$(3,213)	$(3,425)	$(2,491)	$(2,183)
(1)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended March 31, 2026 and 2025.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RESTRUCTURING:

The Company continuously evaluates its operations to better align the organization with market opportunities, increase operational efficiency, decrease costs and increase profitability.  During the three months ended March 31, 2026, the Company undertook a restructuring plan, reducing its workforce by approximately 7% to better align expenses with revenue and create flexibility to invest in the products, people, and markets that are expected to drive long-term growth and profitability. In conjunction with this restructuring plan, restructuring charges of $6.6 million were recognized during the first quarter of 2026, primarily composed of severance costs. The restructuring plan was substantially completed in the first quarter of 2026. No restructuring charges were incurred in fiscal 2025. Restructuring liabilities are included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and are summarized in the following table:

	2026 Plan
(in thousands)	Employee severance	Other	Total
Restructuring liability as of January 1, 2026	$—	$—	$—
Charges	4,591	151	4,742
Cash payments	(3,745)	(55)	(3,800)
Non-cash and other	—	—	—
Restructuring liability as of March 31, 2026	$846	$96	$942

Cash severance charges of $0.4 million related to the departure of an executive officer are included in the table hereto. In addition, stock-based compensation expense of $1.8 million was recognized in the three months ended March 31, 2026 due to the acceleration of equity awards in accordance with the terms of the executive’s severance agreement.

The following table provides a summary of restructuring-related charges as presented in the unaudited condensed consolidated statements of income:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Restructuring and related charges in cost of revenue	$365	$—
Restructuring and related charges in operating expenses	6,204	—
	$6,569	$—

In conjunction with the restructuring actions, certain engineers were moved from sales and marketing projects to product development priorities. In accordance with this, $3.0 million of related department costs have been classified as research and development expense in the accompanying condensed consolidated statement of income this quarter and will be accounted for accordingly going forward.

5. FAIR VALUE MEASUREMENTS:

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

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair-value hierarchy of the Company’s cash equivalents and short-term investments at March 31, 2026 and December 31, 2025, was as follows:

	Fair Value Measurement at
	March 31, 2026
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$7,234	$—	$7,234
Corporate securities	192,275	—	192,275
Money market funds	1,396	1,396
Total	$200,905	$1,396	$199,509

	Fair Value Measurement at
	December 31, 2025
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
(In thousands)	Total Fair Value	(Level 1)	(Level 2)
Commercial paper	$5,555	$—	$5,555
Corporate securities	189,258	—	189,258
Money market funds	3,559	3,559	—
U.S. government securities	999	—	999
Total	$199,371	$3,559	$195,812

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

6. INVESTMENTS:

Amortized cost and estimated fair market value of investments classified as available-for-sale (excluding cash equivalents) at March 31, 2026, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$1,538	$—	$—	$1,538
Corporate securities	8,300	9	—	8,309
Total	9,838	9	—	9,847
Investments due in 4-12 months:
Corporate securities	78,626	460	—	79,086
Total	78,626	460	—	79,086
Investments due in 12 months or greater:
Corporate securities	104,659	389	(167)	104,881
Total	104,659	389	(167)	104,881
Total investments	$193,123	$858	$(167)	$193,814

Accrued interest receivable was $1.8 million at March 31, 2026, and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of investments classified as available-for-sale (excluding cash equivalents) at December 31, 2025, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(In thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Commercial paper	$1,498	$—	$—	$1,498
Corporate securities	8,152	8	—	8,160
Total	9,650	8	—	9,658
Investments due in 4-12 months:
Corporate securities	32,256	267	—	32,523
Total	32,256	267	—	32,523
Investments due in 12 months or greater:
Corporate securities	146,910	1,665	(1)	148,574
Total	146,910	1,665	(1)	148,574
Total investments	$188,816	$1,940	$(1)	$190,755

Accrued interest receivable was $2.3 million at December 31, 2025, and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.

The following table summarizes investments classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at March 31, 2026:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$30,224	$(167)	$—	$—	$30,224	$(167)
Total investments	$30,224	$(167)	$—	$—	$30,224	$(167)

In the three months ended March 31, 2026 and 2025, no unrealized losses on investments were recognized in the condensed consolidated statements of income.

The Company does not intend to sell, and it is unlikely that it will be required to sell the securities held prior to their anticipated recovery. The issuers are high quality (investment grade) and the decline in fair value is largely due to changes in interest rates. Additionally, the issuers continue to make timely interest payments on the investments with the fair value expected to recover as they reach maturity.

7. STOCKHOLDERS’ EQUITY:

Cash Dividends

In October 2024, the Company’s board of directors declared dividends of $0.21 per share to be paid to stockholders of record at the end of each quarter in 2025. In October 2025, the Company’s board of directors raised the quarterly cash dividend with the declaration of four cash dividends of $0.215 per share to be paid at the end of each quarter in 2026.

For the three months ended March 31, 2026 and 2025, cash dividends declared and paid were as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2026	2025
Dividends declared and paid	$11,950	$11,959
Dividends declared per common share	$0.215	$0.21

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchases

From time to time, the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock. As of December 31, 2025, the Company did not have any amount authorized to repurchase shares of its common stock.

Employee Stock Incentive Plans

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cost of revenue	$469	$657
Research and development	1,904	2,250
Selling, general and administrative	3,526	5,776
Other operating expenses (see note below)	(1,419)	—
Restructuring and related charges	1,827	—
Total stock-based compensation expense	$6,307	$8,683

Other Operating Expenses

In connection with his retirement in July 2025, the Company’s former chief executive officer, Balu Balakrishnan, entered into a transition agreement and a consulting agreement with the Company. Pursuant to these agreements, Mr. Balakrishnan’s outstanding equity awards continue to vest subject to his continuous service and the applicable award agreements. The majority of these awards are subject to performance criteria established at the time of grant and will only be earned to the extent that the Company’s performance satisfies such criteria at the conclusion of the applicable performance periods. As the services to be performed by Mr. Balakrishnan under the transition agreement and the consulting agreement do not qualify as “substantive services” under ASC 718, Compensation–Stock Compensation, the continued vesting of the outstanding equity awards represents a modification of the original awards. Consequently, in the year ended December 31, 2025, the Company recognized stock-based compensation in the amount of $8.4 million in other operating expenses. In the quarter ended March 31, 2026, the Company recorded a $1.4 million credit in other operating expenses on the condensed consolidated statements of income, reversing a portion of the previously recognized stock-based compensation expense. The reversal reflects our revised estimate of the portion of the awards that will ultimately vest. Subsequent changes in our estimates could result in further adjustments in future periods until the vesting of these equity awards.

8. REVENUE:

Customer Concentration

The Company’s top ten customers accounted for approximately 80% of net revenue in both the three months ended March 31, 2026 and 2025. A significant portion of revenue is attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply contract manufacturers (“CMs”). Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs.

Sales to distributors and direct sales to OEMs and power-supply CMs contributed to the Company’s net revenue as follows:

Three Months Ended
March 31,
(In thousands)	2026	2025

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales to distributors	$76,739	$75,164
Sales to OEMs and CMs	31,569	30,365
Total net revenue	$108,308	$105,529

During the three months ended March 31, 2026 and 2025, 15% and 13% of net revenue related to an OEM that fulfilled its purchases through the Company’s CM customers in each respective quarter.

The following customers represented 10% or more of the Company’s net revenue for the respective periods:

	Three Months Ended
	March 31,
Customer	2026	2025
Customer A	30%	32%
Customer B	10%	*
Customer C	10%	*
Customer D	10%	*

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

As of March 31, 2026 and December 31, 2025, 87% and 89% of accounts receivable were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
Customer	2026	2025
Customer A	30%	32%
Customer B	14%	11%
Customer C	14%	18%
Customer D	11%	*

*Total customer accounts receivable was less than 10% of accounts receivable.

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Revenue by Geography

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Net revenue by region and country with 10% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Americas	$7,083	$5,717
EMEA	15,125	11,291
APAC:
Hong Kong/China	49,971	56,488
Korea	10,747	12,269
Other APAC	25,382	19,764
Total net revenue	$108,308	$105,529

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2026	2025
Basic earnings per share:
Net income	$3,300	$8,790
Weighted-average common shares	55,506	56,871
Basic earnings per share	$0.06	$0.15
Diluted earnings per share: (1)
Net income	$3,300	$8,790
Weighted-average common shares	55,506	56,871
Effect of dilutive awards:
Employee stock plans	368	252
Diluted weighted-average common shares	55,874	57,123
Diluted earnings per share	$0.06	$0.15

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2026 and 2025 calculations as the shares were not contingently issuable as of the end of the reporting period.

10. INCOME TAXES:

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

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s effective tax rate for the three months ended March 31, 2026, was 15.8% and 11.1% in the corresponding period of 2025. The effective tax rate in these periods were lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions and federal tax credits. In the three months ended March 31, 2026, the Company’s effective tax rate was affected by the recognition of a tax accounting shortfall associated with share-based payments. Additionally, in the three months ended March 31, 2025, the Company’s effective tax rate was unfavorably impacted by the recognition of share-based payments and foreign income subject to U.S. tax. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

11. COMMITMENTS AND CONTINGENCIES:

Supplier Agreements

Under the terms of the Company’s wafer-supply agreements with various foundries, the wafers purchased from these suppliers are priced in U.S. dollars, with mutual sharing of the impact of fluctuations in the exchange rate between the Japanese yen and the U.S. dollar on future purchases. Each year, the Company’s management and several suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange-rate true-up provisions. The fluctuation in the exchange rate is shared between the Company and each of these suppliers on future purchases.

Warranty

The Company generally warrants that its products will substantially conform to the published specifications for 12 months from the date of shipment. Under the terms and conditions of sale, the Company’s liability is limited generally to either a credit equal to the purchase price or replacement of the part.

Legal Proceedings

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

During the year ended December 31, 2025, the Company had been defending against patent-infringement claims filed by a third party against a customer of the Company, including claims filed in 2019 and a follow-on claim filed in the first quarter of 2025. The Company intervened on behalf of its customer and sought a declaration of non-infringement with respect to use of the Company’s products. In the second half of 2025, the Company successfully obtained verdicts of noninfringement and invalidity of all asserted claims, and as part of the noninfringement verdict, the jury found that no products incorporating the Company’s specified products met the specific requirements of the claimant’s asserted claims. The Court thereafter entered judgment in favor of the Company and also dismissed the follow-on claim. In April 2026, the Company executed a settlement in which the claimant granted the Company a full release and covenant not to assert any claims against the Company or its customers on any of the claimant’s patents based on the use or incorporation of any product.  The Company did not provide any payment to the claimant in exchange for the resolution of the dispute.  Pursuant to the settlement, all pending motions in the case have been terminated and the matter is now closed.

As of December 31, 2025, the Company had reserved approximately $11.3 million for an employee relations dispute including legal fees which is pending ongoing court proceedings. While the court ruled in favor of the plaintiff in the second quarter of 2025, the Company disagrees with the jury’s verdict and court’s orders related to plaintiff attorney fees and related costs against the Company and has appealed the judgement. The charges associated with the established reserve were recognized in other operating expenses in the accompanying condensed consolidated statements of income.

The Company is unable to predict the outcome of any further proceedings with certainty, and there can be no assurance that the Company will prevail in the hereto-mentioned litigation. The Company evaluates, at least on a quarterly

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis, developments in its legal matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. These litigations, whether or not determined in the Company’s favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, adverse determinations in patent litigation could result in the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing the technology, and incur monetary losses, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. While the Company has on occasion been made aware of claims against its distributors or customers that may trigger an indemnification claim, to date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2026. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

The CODM uses net income as the measure of profit or loss to allocate resources and assess performance. The CODM regularly reviews net income as reported on the Company’s consolidated statements of income. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures, are also reviewed on a consolidated basis. The CODM considers the impact on net income of the significant segment expenses in the table below when deciding whether to reinvest profits, propose dividends or share repurchase, or pursue strategic mergers and acquisitions.

The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net revenue	$108,308	$105,529
Less:
Stock-based compensation (1)	6,307	8,683
Amortization of acquisition-related intangible assets (2)	147	147
Cost of revenue (excluding 1 & 2)	50,754	46,490
Research and development (excluding 1)	24,351	21,845
Selling, general and administrative (excluding 1)	20,918	21,646
Other operating expenses (excluding 1)	—	—
Restructuring and related charges in operating expenses (excluding 1)	4,377	—
Income from operations	1,454	6,718

Other income	2,466	3,167
Provision for income taxes	620	1,095
NET INCOME	$3,300	$8,790

POWER INTEGRATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents other segment information:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Depreciation	$6,380	$7,244
Amortization of intangibles	$183	$207
Interest income	$2,524	$3,360

13. BANK LINES OF CREDIT

In 2016, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the "Prior Credit Agreement") that provided the Company with a $75.0 million revolving line of credit to use for general corporate purposes and a $20.0 million sub-limit for the issuance of standby and trade letters of credit with an interest rate based on the Secured Overnight Financing Rates (“SOFR”). The Prior Credit Agreement had a term which originally extended to June 7, 2026; the Prior Credit Agreement was terminated on April 10, 2026. The Company was compliant with all covenants and had no advances outstanding under the Prior Credit Agreement as of termination of the Prior Credit Agreement.

On February 24, 2026, the Company entered into that certain Loan Agreement with PNC Bank, National Association (the "PNC Loan Agreement") to replace the Prior Credit Agreement. The PNC Loan Agreement became effective and available for use on April 10, 2026 when the Company terminated the Prior Credit Agreement. The PNC Loan Agreement provides the Company with a $100.0 million revolving line of credit with a $25.0 million sub-limit for the issuance of standby and trade letters of credit. The interest rate on outstanding borrowings under the PNC Loan Agreement is based on SOFR plus 1.60%. The Company’s obligations under the PNC Loan Agreement are unsecured. The PNC Loan Agreement term extends through February 24, 2031; all advances under the revolving line of credit, together with all accrued and unpaid interest, fees and other obligations owing thereon, will become due on such date, or earlier upon the occurrence of an Event of Default (as defined in the PNC Loan Agreement).

The PNC Loan Agreement requires the Company to maintain a Minimum Liquidity of at least $50.0 million as of the last day of each fiscal quarter and a ratio of Funded Indebtedness to Adjusted EBITDA (each as defined in the PNC Loan Agreement) of less than 2.00 to 1.00 as of the last day of each fiscal quarter and determined on a rolling four-quarter basis.

The PNC Loan Agreement contains representations and warranties, affirmative covenants and conditions precedent to borrowing usual and customary for credit agreements of this type. The PNC Loan Agreement contains negative covenants, including negative covenants that restrict, subject to certain exceptions, the Company’s ability to:

●	use the proceeds of any credit extended under the PNC Loan Agreement except to refinance all indebtedness outstanding under the Prior Credit Agreement and for working capital or other general business purposes;
●	create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances;
●	mortgage, pledge, grant or permit to exist a security interest in, or lien upon, all or any portion of the Company’s assets;
●	guarantee or become liable for any obligations or liabilities of any other person or entity;
●	purchase or hold beneficially any stock, or other securities or evidence of indebtedness of, or make or have outstanding, any loans or advances to, or otherwise extend credit to, or make any investment or acquire any interest whatsoever in, any other person, firm, corporation or other entity; and
●	liquidate, dissolve, merge or consolidate with or into any person, firm, corporation or other entity, or make acquisitions of all or substantially all of the property or assets of any person, firm, corporation or other entity, or sell, lease, transfer or otherwise dispose of all or a substantial part of the Company’s property, assets, operations or business.

The Company was compliant with all covenants and had no advances outstanding under the PNC Loan Agreement as of April 10, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis has been prepared as an aid to understanding our financial condition and results of operations. It should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 6, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” included in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

●	The demand for our products declining in the major end markets we serve and the ability of our products to penetrate additional markets; which may occur due to competitive factors, supply-chain fluctuations, rising inflation or other changes in macroeconomic or geopolitical conditions;
●	the volume and timing of orders received from customers;
●	our ability to develop and bring to market new products and technologies, including on a timely basis;
●	reliance on international sales activities for a substantial portion of our net revenue;
●	the lengthy timing of our sales cycle;
●	sales of our products through distributors, which limits our direct interaction with our end customers, reducing our ability to forecast sales and increasing the complexity of our business;
●	the cyclical nature of the power supply industry and cyclical market patterns across different end markets for which our products are used;
●	competitive pressures on selling prices;
●	risks associated with our supply chain including, the volume, cost and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
●	undetected defects, quality issues, warranty claims or product recalls related to our products;
●	our ability to attract and retain qualified personnel;
●	changes in global trade policy, including tariffs, could reduce demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results;
●	our ability to realize the expected benefits of restructuring initiatives designed to reduce costs and create a more efficient organization;
●	debt obligations we incur in the future could adversely affect our financial condition;
●	the inability to adequately protect or enforce our intellectual property rights;
●	we have been and may be subject to or involved in litigation, threatened litigation or other disputes, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages or other payments, or restrict the operation of our business;
●	expenses we are required to incur (or choose to incur) in connection with litigation;

●	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay and require management time and attention;
●	changes in environmental laws and regulations, including with respect to energy consumption and climate change;
●	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting;
●	current or potential war, domestic or international conflict, political or social instability, or military actions, including the conflicts in Ukraine and the Middle East;
●	failure, disruption, security breaches, or other incidents impacting our information technology infrastructure or information management systems;
●	interruptions in our information technology systems;
●	unfavorable or uncertain market conditions and risks relating to the adoption, use or application of emerging technologies, including AI, by our customers and in our business;
●	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
●	earthquakes, fire, global health crises, or other disasters;
●	risks associated with acquisitions and strategic investments; and
●	our ability to successfully integrate, or realize the expected benefits from, our acquisitions.

Overview

Power Integrations is a leading innovator in semiconductor technologies for high-voltage power conversion. Our products are key building blocks in the clean-power ecosystem, enabling the generation of renewable energy as well as the efficient transmission and consumption of power in applications ranging from milliwatts to megawatts.

Our net revenue was $108.3 million and $105.5 million in the three months ended March 31, 2026 and 2025, respectively. The increase in net revenue for the three-months period was primarily due to higher sales in the industrial end-market.

Our top ten customers, including distributors that resell to OEMs and merchant power-supply manufacturers, accounted for approximately 80% of our net revenue for both of the three months ended March 31, 2026 and 2025. International sales accounted for approximately 98% and 99% of our net revenue for the three months ended March 31, 2026 and 2025, respectively.

Our gross margin was 53% for the three months ended March 31, 2026 and 55% in the corresponding period in 2025. The decrease in gross margin was primarily due to the unfavorable impact of the dollar/yen exchange rate and restructuring related costs.

Total operating expenses were $55.5 million and $51.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase in operating expenses for the three-month period was primarily due to restructuring and related charges of $6.6 million for severance and benefit costs associated with the workforce reduction described in Note 4 of this report herein. These increases were offset in the three months ended March 31, 2026, by a $1.4 million credit in other operating expenses related to stock-based compensation expense associated with the changes in performance criteria measurement as described in Note 7 of this report herein.

Our management team continuously evaluates operations to better align our organization with market opportunities, increase operational efficiency, decrease costs and increase profitability.  In connection with this, a restructuring plan was undertaken in the first quarter of 2026, reducing the Company’s workforce by approximately 7% to better align our expenses with revenue and create flexibility to invest in the products, people, and markets that are expected to drive long-term growth and profitability.  As a result, we recognized restructuring charges of $6.6 million during the first quarter of 2026, primarily composed of severance costs. The restructuring plan was substantially completed in the first quarter of 2026.

Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under future programs authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, legal rules and regulations and other corporate considerations, as determined by our management team.

During the three months ended March 31, 2026, we returned $12.0 million of capital to stockholders through the payment of cash dividends.

We continue to monitor the environment for potential long-term impact on supply and demand from tariffs.

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

Critical accounting policies are important to the portrayal of our financial condition and results of operations and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 6, 2026. Currently, our only critical accounting policies relate to revenue recognition and estimating write-downs for excess and obsolete inventory.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
Net revenue	100.0%	100.0%
Cost of revenue	47.4	44.8
Gross profit	52.6	55.2
Operating expenses:
Research and development	24.3	22.8
Selling, general and administrative	22.6	26.0
Other operating expenses	(1.3)	—
Restructuring and related charges	5.7	—
Total operating expenses	51.3	48.8
Income from operations	1.3	6.4
Other income	2.2	3.0
Income before income taxes	3.5	9.4
Provision for income taxes	0.6	1.0
Net income	2.9%	8.4%

Comparison of the three months ended March 31, 2026 and 2025

Net revenue. Net revenue consists of revenue from product sales, net of returns and allowances. Net revenue for the three months ended March 31, 2026 was $108.3 million compared to $105.5 million in the corresponding period of 2025. The increase was due primarily to higher sales in the industrial end-market.

Our revenue mix by end market for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
End Market	2026	2025
Communications	10%	10%
Computer	11%	12%
Consumer	38%	44%
Industrial	41%	34%

International sales, consisting of sales outside of the United States based on “bill to” customer locations, were $106.5 million in the three months ended March 31, 2026, and $104.2 million in the corresponding period of 2025. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented approximately 80% of our net revenue in the three months ended March 31, 2026, and 84% in the corresponding period of 2025. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenue in the future.

Sales to distributors accounted for approximately 71% of our net revenue in both of the three months ended March 31, 2026 and 2025. Direct sales to OEMs and merchant power-supply manufacturers accounted for the remainder.

Gross profit. Gross profit is net revenue less cost of revenue. Our cost of revenue consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. The following table compares gross profit and gross margin for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Net revenue	$108.3	$105.5
Gross profit	$56.9	$58.2
Gross margin	52.6%	55.2%

The decrease in gross margin was primarily due to the unfavorable impact of the dollar/yen exchange rate and restructuring related costs.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Research and development expenses	$26.3	$24.1

R&D expenses increased for the three months ended March 31, 2026 as compared to the corresponding period of 2025. As described in Note 4 Restructuring of this report herein, $3.0 million of application engineer project costs have been recognized in the three months ended March 31, 2026 related to customer product development projects. This increase was partially offset by lower stock-based compensation expense and by lower equipment-related expenses.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of employee‑related expenses, including salaries, commissions and stock‑based compensation for personnel across our sales representatives, administration, finance, human resources, and general management functions. SG&A expenses also include facilities‑related costs associated with our regional sales and support offices, as well as consulting, professional services, legal and auditing expenses. The following table below compares SG&A expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Selling, general and administrative expenses	$24.4	$27.4

SG&A expenses decreased for the three months ended March 31, 2026 as compared to the corresponding period of 2025 primarily related to the restructuring actions taken in the three-months ended March 31, 2026 as described in Note 4 Restructuring of this report herein.

Other operating expenses. Other operating expenses were a credit of $1.4 million in the three months ended March 31, 2026 related to the equity award modification associated with the retirement of our former chief executive officer (refer to Note 7, Stockholders’ Equity, in our Notes to Unaudited Condensed Consolidated Financial Statements for details).

Restructuring and related charges. Restructuring and related charges were $6.6 million in the three months ended March 31, 2026. The charges were primarily related to severance and benefit costs associated with the workforce reduction described in Note 4 Restructuring.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other short-term investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Other income	$2.5	$3.2

Other income decreased for the three months ended March 31, 2026 as compared to the corresponding period of 2025 primarily due to lower interest income.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Provision for income taxes	$0.6	$1.1
Effective tax rate	15.8%	11.1%

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rate for the three months ended March 31, 2026, was 15.8%, and 11.1% in the corresponding period of 2025. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal tax credits. In the three months ended March 31, 2026, our effective tax rate was affected by the recognition of a tax accounting shortfall associated with share-based payments. Additionally, in the three months ended March 31, 2025, our effective tax rate was unfavorably impacted by the recognition of share-based payments and foreign income subject to U.S. tax. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources

As of March 31, 2026, we had $257.2 million in cash, cash equivalents and short-term investments, an increase of $7.7 million from $249.5 million as of December 31, 2025. As of March 31, 2026, we had working capital, defined as current assets less current liabilities, of $391.8 million, an increase of approximately $3.8 million from $388.0 million as of December 31, 2025.

In 2016, we entered into the Prior Credit Agreement with Wells Fargo Bank, National Association, which provided us with a $75.0 million revolving line of credit to use for general corporate purposes and a $20.0 million sub-limit for the issuance of standby and trade letters of credit with an interest rate based on SOFR. The Prior Credit Agreement had a term which originally extended to June 7, 2026; the Prior Credit Agreement was terminated on April 10, 2026. We were compliant with all covenants and had no advances outstanding under the Prior Credit Agreement as of termination of the Prior Credit Agreement.

On February 24, 2026, we entered into the PNC Loan Agreement to replace the Prior Credit Agreement, which became effective and available for use on April 10, 2026 when we terminated the Prior Credit Agreement. The PNC Loan Agreement provides us with a $100.0 million revolving line of credit with a $25.0 million sub-limit for the issuance of standby and trade letters of credit. The interest rate on outstanding borrowings under the PNC Loan Agreement is based on SOFR plus 1.60%. The Company’s obligations under the PNC Loan Agreement are unsecured. The PNC Loan Agreement term extends through February 24, 2031; all advances under the revolving line of credit, together with all accrued and unpaid interest, fees and other obligations owing thereon, will become due on such date, or earlier upon the occurrence of an Event of Default.

The PNC Loan Agreement requires us to maintain a Minimum Liquidity of at least $50.0 million as of the last day of each fiscal quarter and a ratio of Funded Indebtedness to Adjusted EBITDA of less than 2.00 to 1.00 as of the last day of each fiscal quarter and determined on a rolling four-quarter basis.

The PNC Loan Agreement contains representations and warranties, affirmative covenants and conditions precedent to borrowing usual and customary for credit agreements of this type. The PNC Loan Agreement contains negative covenants, including negative covenants that restrict, subject to certain exceptions, our ability to:

●	use the proceeds of any credit extended under the PNC Loan Agreement except to refinance all indebtedness outstanding under the Prior Credit Agreement and for working capital or other general business purposes;
●	create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances;
●	mortgage, pledge, grant or permit to exist a security interest in, or lien upon, all or any portion of our assets;
●	guarantee or become liable for any obligations or liabilities of any other person or entity;
●	purchase or hold beneficially any stock, or other securities or evidence of indebtedness of, or make or have outstanding, any loans or advances to, or otherwise extend credit to, or make any investment or acquire any interest whatsoever in, any other person, firm, corporation or other entity; and
●	liquidate, dissolve, merge or consolidate with or into any person, firm, corporation or other entity, or make acquisitions of all or substantially all of the property or assets of any person, firm, corporation or other entity, or sell, lease, transfer or otherwise dispose of all or a substantial part of our property, assets, operations or business.

We were compliant with all covenants and had no advances outstanding under the PNC Loan Agreement as of April 10, 2026.

Cash from Operating Activities

Our operating activities generated $20.0 million of cash in the three months ended March 31, 2026. Net income for this period was $3.3 million; we also incurred non-cash depreciation, stock-based compensation expense, amortization of intangibles and accretion of discount on investments of $6.4 million, $6.3 million, $0.2 million and $0.2 million, respectively. Sources of cash included a $3.9 million decrease in inventories, a $3.8 million decrease in accounts receivable due to timing of receipts and $3.4 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $4.1 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $3.1 million decrease in other accrued liabilities.

Our operating activities generated $26.4 million of cash in the three months ended March 31, 2025. Net income for this period was $8.8 million; we also incurred non-cash stock-based compensation expense and depreciation of $8.7 million and $7.2 million, respectively. Sources of cash included a $4.7 million decrease in accounts receivable due to timing of receipts, an increase of $4.0 million in accounts payable (excluding payables related to property and equipment) due to timing of payments and a $3.4 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $3.9 million decrease in other accrued liabilities and a $3.5 million increase in inventories.

Cash from Investing Activities

Our investing activities in the three months ended March 31, 2026, resulted in a $6.2 million net use of cash, primarily consisting of $4.2 million for purchases of investments, net of sales and maturities and $2.0 million for purchases of property and equipment (primarily production-related machinery and equipment).

Our investing activities in the three months ended March 31, 2025, generated $4.5 million of cash, primarily consisting of $10.3 million from sales and maturities of investments, net of purchases, offset by $5.7 million for purchases of property and equipment (primarily production-related machinery and equipment).

Cash from Financing Activities

Our financing activities in the three months ended March 31, 2026 resulted in a $9.3 million net use of cash, consisting of $12.0 million for the payment of dividends to stockholders, partially offset by proceeds of $2.7 million from the issuance of shares through our employee stock purchase plan.

Our financing activities in the three months ended March 31, 2025 resulted in a $32.3 million net use of cash, consisting of $23.1 million for the repurchase of our common stock and $12.0 million for the payment of dividends to stockholders, partially offset by proceeds of $2.8 million from the issuance of shares through our employee stock purchase plan.

Other Information

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of March 31, 2026, our worldwide cash and short-term investments are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.

If our operating results deteriorate in future periods, either as a result of a decrease in customer demand or pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our current financing or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months. Our uses of cash beyond the next 12 months will depend on many uncertain factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, but include funding our operations and additional capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our interest rate risk and foreign currency exchange risk during the first three months of 2026. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 11, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

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

Some of the factors that could affect our operating results and the price of our stock include but are not limited to the following:

Risks Related to the Operation and Growth of Our Business

●	The demand for our products may decline in the major end markets we serve and reduce the ability of our products to penetrate additional markets; which may occur due to competitive factors, supply-chain fluctuations, rising inflation or other changes in macroeconomic or geopolitical conditions;
●	the volume and timing of orders received from customers;
●	our ability to develop and bring to market new products and technologies, including on a timely basis;
●	reliance on international sales activities for a substantial portion of our net revenue;
●	the lengthy timing of our sales cycle;
●	sales of our products through distributors, which limits our direct interaction with our end customers, reducing our ability to forecast sales and increasing the complexity of our business;
●	the cyclical nature of the power supply industry and cyclical market patterns across different end markets for which our products are used;
●	competitive pressures on selling prices;
●	risks associated with our supply chain including the volume, cost and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
●	undetected defects, quality issues, warranty claims or product recalls related to our products;
●	our ability to attract and retain qualified personnel;
●	changes in global trade policy, including tariffs, could reduce demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results;
●	our ability to realize the expected benefits of restructuring initiatives designed to reduce costs and create a more efficient organization;
●	debt obligations we incur in the future could adversely affect our financial condition;

Risks Related to Laws and Regulations

●	the inability to adequately protect or enforce our intellectual property rights;
●	we have been and may be subject to or involved in litigation, threatened litigation or other disputes, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages or other payments, or restrict the operation of our business;
●	expenses we are required to incur (or choose to incur) in connection with litigation;
●	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay and require management time and attention;
●	changes in environmental laws and regulations, including with respect to energy consumption and climate change;
●	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting;

General Risk Factors

●	current or potential war, domestic or international conflict, political or social instability, or military actions, including the conflicts in Ukraine and the Middle East;

●	failure, disruption, security breaches, or other incidents impacting our information technology infrastructure or information management systems;
●	interruptions in our information technology systems;
●	unfavorable or uncertain market conditions and risks relating to the adoption, use or application of emerging technologies, including AI, by our customers and in our business;
●	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
●	earthquakes, fire, global health crises, or other disasters;
●	risks associated with acquisitions and strategic investments; and
●	our ability to successfully integrate, or realize the expected benefits from, our acquisitions.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power-supply manufacturers account for a significant portion of our revenue. As a result, any challenges that we face with a key distributor, including the loss of a key distributor, could harm our business. Similarly, although we sell through various distributors, certain end customers account for a significant portion of our revenue. As such, the loss of demand for our products by customers who purchase through different distributors could harm our business even if the impacts through a single distributor are immaterial.

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

Our international sales activities account for a substantial portion of our net revenue, which subjects us to substantial risks. Sales to customers outside of the U.S. account for, and have accounted for, a large portion of our net revenue. Approximately 98% of our net revenue for each of the years ended December 31, 2025, 2024 and 2023 was generated by sales to customers outside of the U.S. If our international sales decline and we are unable to increase domestic sales, our revenue and operating results would be harmed. International sales and global conditions involve a number of risks to our business, including:

●	tariffs, protectionist measures and other trade barriers and restrictions;
●	potential insolvency of international distributors and representatives;
●	reduced protection for intellectual property rights in some countries;
●	the impact of recessionary environments and inflation in the U.S. and other economies where we do business;
●	global, regional, and local circumstances, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding relationships among countries, including tensions between China and Taiwan and between China and other countries;
●	ongoing, escalating or potential conflicts between countries or regions, including those currently involving Russia, Ukraine, Israel, Gaza, Lebanon, Iran and the United States, as well as the the risk of broader regional destabilization in the Middle East, and the related disruption to global energy supplies, volatility in oil and commodity prices, and adverse macroeconomic effects;
●	the burdens of complying with a variety of foreign and applicable U.S. Federal and state laws; and
●	foreign-currency exchange fluctuations.

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

The power supply industry routinely experiences cyclical market patterns and our products are used across different end markets. A significant downturn in the industry or in any of these end markets could cause a meaningful reduction in demand for our products and adversely affect our operating results. The power supply industry is highly cyclical and subject to downturns, such as we have recently seen, and our revenue and gross margin can fluctuate significantly due to such downturns. These downturns can be severe and prolonged and can result in price erosion and weak demand for our products. Weak demand for our products resulting from general economic conditions affecting the end markets we serve, or the power supply industry specifically, and reduced spending by our customers can result, and in the past has resulted, in diminished product demand, high inventory levels, erosion of average selling prices, excess and obsolete inventories and corresponding inventory write-downs. Our expense levels are based, in part, on our expectations of future sales. Many of our expenses, particularly those relating to facilities, capital equipment, and other overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could adversely affect our operating results. Furthermore, any significant upturn in the power supply industry could result in increased competition for access to raw materials and third-party service providers. For example, infrastructure investments in AI have increased substantially, driving significant demand increases in the data center computing market and straining the supply chain. If we are unable to manage our supply chain or timely or efficiently scale to meet growing demand or if we have not accurately assessed the magnitude or sustainability of such demand, our results of operations could be adversely impacted.

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. Our primary supply arrangements for the production of wafers are with several fabs located in Japan and the U.S. Our contracts with these suppliers expire on varying dates through 2035. Although some aspects of our relationships with our fabs are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with our wafer suppliers in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of their wafer supply agreements with us. Any serious disruption in the supply of wafers from our wafer suppliers could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

Our reduction in force announced in February 2026 may not result in anticipated cost savings and could disrupt our business. In February 2026, we announced a reduction in force that resulted in the termination of approximately 7% of our global workforce in order to decrease our costs and create a more efficient organization to support our business. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the reduction in force, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such cost reduction efforts may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain key management and technical personnel who are critical to our business.

Debt obligations we incur in the future could adversely affect our financial condition. On April 10, 2026, the PNC Loan Agreement became effective and available for use when we terminated our Prior Credit Agreement. We had no advances outstanding under the PNC Loan Agreement as of April 10, 2026. We may incur, under the PNC Loan Agreement or otherwise in the future, debt to finance our capital investments, general corporate purposes and other activities. Any debt obligations could adversely impact us as follows

●	require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund our business activities;
●	adversely impact our credit rating, which could increase borrowing costs and reduce our ability to raise funds on favorable terms;
●	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;
●	restrict our ability to incur specified indebtedness, create or incur certain liens, and enter into sale-leaseback financing transactions;
●	increase our vulnerability to adverse economic and industry conditions;
●	increase our exposure to rising interest rates from variable rate indebtedness; and
●	result in certain of our debt instruments becoming immediately due and payable or being deemed to be in default if applicable cross default, cross-acceleration and/or similar provisions are triggered.

Our ability to meet the payment obligations under any debt instruments in the future will depend on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize our PNC Loan Agreement. If we are unable to generate sufficient cash flows to service our debt payment obligations or satisfy our debt covenants, we may need to refinance, restructure, or amend the terms of our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

Risks Related to Laws and Regulations

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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies. We recently successfully defended a patent litigation matter. See Note 11, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In the event of an adverse outcome in any litigation, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to any intellectual property found to have been infringed. We have incurred significant legal costs in conducting lawsuits, and our involvement in any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.

We have been and may be subject to or involved in litigation, threatened litigation or other disputes, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages or other payments, or restrict the operation of our business. From time to time, we have been and may be subject to disputes and litigation, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. Such disputes and litigation are various and may include, but are not limited to, indemnification claims, employment-related claims, including claims of wrongful termination, discrimination, harassment, retaliation, and wage and hour disputes, claims of alleged infringement of patents, trademarks, copyrights and other IP rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. The results of complex legal proceedings are difficult to predict. Moreover, complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Any resolution of litigation, threatened litigation, or other disputes, could involve the payment of damages, payments or expenses by us, which may be significant or involve an agreement with terms that restrict the operation of our business. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be significant. It is possible that we will not be able to obtain insurance coverage for our litigation and disputes in the amounts and for the risks we seek at policy costs and terms we desire. Allegations made in the course of legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. We can provide no assurance that additional litigation will not be filed against us in the future. The impacts of litigation, threatened litigation or other disputes could be harmful to our business and results of operations.

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

General Risk Factors

Current or potential war, domestic or international conflict, political or social instability, or military actions could adversely affect our business. Like other U.S. companies, our business and operating results are subject to uncertainties arising out of economic consequences of current and potential military actions, civil unrest (including theft, looting or vandalism), terrorist activities or other acts of violence and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. These uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenue.

The ongoing military conflict involving the United States, Israel, Iran and other countries in the Middle East and beyond, has increased regional and global tensions. As a result, actions have been taken that impact trade, including imposing sanctions that limit access to the Strait of Hormuz. This conflict may continue to cause instability in the Middle East, disruption to global energy supplies and transportation routes, and volatility or sustained increase in oil, other energy and commodity prices. Such developments could further increase costs to us, our customers or our supplies, contribute to inflationary pressures, and adversely affect global economic conditions, which may have an adverse effect on our business. If these conflicts, sanctions, or geopolitical tensions worsen, we cannot provide assurances that our business will not be impacted negatively in the future.

Any failure, disruption or security breach or incident otherwise affecting our information technology infrastructure or information management systems could have an adverse impact on our business and operations. Cyber-attacks have become increasingly more prevalent and much harder to detect, defend against or prevent. As the frequency of cyber-attacks and resulting breaches reported by other businesses and governments increases, we expect to continue to devote significant resources to improve and maintain our IT infrastructure and its security. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we believe are necessary to protect our IT infrastructure. As the techniques used to obtain unauthorized access to or to sabotage or otherwise disrupt systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. A breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and any such breakdown, or any security breach or incident suffered by us of our third-party service providers, could have a material adverse effect including but not limited to interruptions, other disruptions or delays in our business operations, loss of existing or future customers, claims, demands and liabilities and damage to our reputation, which could adversely affect our business, reputation, and financial results. We cannot guarantee that our implemented processes for IT and risk mitigation measures will be effective for IT systems under our control.

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and euro, may impact our gross margin and net income. Our exchange rate risk related to the Japanese yen includes several suppliers with which we have wafer supply agreements based in U.S. dollars; however, these agreements also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared between Power Integrations and each of these suppliers. We maintain cash denominated in Swiss francs and euros to fund the operations of our Swiss subsidiary. The functional currency of our Swiss subsidiary is the U.S. dollar; gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in our consolidated statements of income, and material unfavorable exchange-rate fluctuations with the Swiss franc could negatively impact our net income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Termination of Prior Credit Agreement; Entry into PNC Loan Agreement

In 2016, we entered into the Prior Credit Agreement with Wells Fargo Bank, National Association, which provided us with a $75.0 million revolving line of credit to use for general corporate purposes and a $20.0 million sub-limit for the issuance of standby and trade letters of credit with an interest rate based on SOFR. The Prior Credit Agreement had a term which originally extended to June 7, 2026; the Prior Credit Agreement was terminated on April 10, 2026. We were compliant with all covenants and had no advances outstanding under the Prior Credit Agreement as of March 31, 2026.

On February 24, 2026, we entered into the PNC Loan Agreement to replace the Prior Credit Agreement, which became effective and available for use on April 10, 2026 when we terminated the Prior Credit Agreement. The PNC Loan Agreement provides us with a $100.0 million revolving line of credit with a $25.0 million sub-limit for the issuance of standby and trade letters of credit. The interest rate on outstanding borrowings under the PNC Loan Agreement is based on SOFR plus 1.60%. The Company’s obligations under the PNC Loan Agreement are unsecured. The PNC Loan Agreement term extends through February 24, 2031; all advances under the revolving line of credit, together with all accrued and unpaid interest, fees and other obligations owing thereon, will become due on such date, or earlier upon the occurrence of an Event of Default.

The PNC Loan Agreement requires us to maintain a Minimum Liquidity of at least $50.0 million as of the last day of each fiscal quarter and a ratio of Funded Indebtedness to Adjusted EBITDA of less than 2.00 to 1.00 as of the last day of each fiscal quarter and determined on a rolling four-quarter basis.

The PNC Loan Agreement contains representations and warranties, affirmative covenants and conditions precedent to borrowing usual and customary for credit agreements of this type. The PNC Loan Agreement contains negative covenants, including negative covenants that restrict, subject to certain exceptions, our ability to:

●	use the proceeds of any credit extended under the PNC Loan Agreement except to refinance all indebtedness outstanding under the Prior Credit Agreement and for working capital or other general business purposes;
●	create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances;
●	mortgage, pledge, grant or permit to exist a security interest in, or lien upon, all or any portion of our assets;
●	guarantee or become liable for any obligations or liabilities of any other person or entity;
●	purchase or hold beneficially any stock, or other securities or evidence of indebtedness of, or make or have outstanding, any loans or advances to, or otherwise extend credit to, or make any investment or acquire any interest whatsoever in, any other person, firm, corporation or other entity; and
●	liquidate, dissolve, merge or consolidate with or into any person, firm, corporation or other entity, or make acquisitions of all or substantially all of the property or assets of any person, firm, corporation or other entity, or sell, lease, transfer or otherwise dispose of all or a substantial part of our property, assets, operations or business.

We were compliant with all covenants and had no advances outstanding under the PNC Loan Agreement as of April 10, 2026.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws	8-K	000-23441	3.1	1/30/2026
10.1	Cash Compensation of Outside Directors					X
10.2	Loan Agreement dated February 24, 2026, by and between Power Integrations, Inc. and PNC Bank, National Association					X
10.3	Form of Indemnity Agreement for directors and officers	8-K	000-23441	10.1	2/5/2026
10.4	Amended and Restated 2025 Inducement Award Plan	8-K	000-23441	10.1	1/30/2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All references in the table hereto previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

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

POWER INTEGRATIONS, INC.

Dated:	May 7, 2026	By:	/s/ NANCY ERBA
Nancy Erba
Chief Financial Officer
(Duly Authorized Principal Financial Officer and Principal Accounting Officer)