Form 10-Q
period 2026-06-30
POWER INTEGRATIONS INC
filed 2026-08-06
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number 000-23441
_________________________________________________________________________________
POWER INTEGRATIONS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 3, 2026
Common Stock, $0.001 par value	55,873,298

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$70,612	$58,755
Short-term investments	192,001	190,755
Accounts receivable, net	26,778	18,254
Inventories	157,790	166,887
Prepaid expenses and other current assets	23,983	23,678
Total current assets	471,164	458,329
Property and equipment, net	142,143	146,536
Intangible assets, net	6,893	7,244
Goodwill	95,271	95,271
Other non-current assets	63,535	64,827
TOTAL ASSETS	$779,006	$772,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,645	$33,963
Accrued payroll and related expenses	13,104	13,840
Other accrued liabilities	24,899	22,558
Total current liabilities	66,648	70,361
Other liabilities	31,830	29,001
TOTAL LIABILITIES	98,478	99,362
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 140,000 shares authorized; and 55,783 and 55,339 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	20,230	—
Accumulated other comprehensive loss	(2,948)	(1,105)
Retained earnings	663,226	673,930
TOTAL STOCKHOLDERS' EQUITY	680,528	672,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$779,006	$772,207
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net revenue	$118,939	$115,852	$227,247	$221,381
Cost of revenue	54,302	51,898	105,672	99,192
Gross profit	64,637	63,954	121,575	122,189

Operating expenses:
Research and development	27,163	25,991	53,418	50,086
Selling, general and administrative	28,052	30,157	52,496	57,579
Other operating expenses (income)	522	9,151	(897)	9,151
Restructuring and related charges	—	—	6,204	—
Total operating expenses	55,737	65,299	111,221	116,816
Income (loss) from operations	8,900	(1,345)	10,354	5,373
Other income	2,333	2,690	4,799	5,857
Income before income taxes	11,233	1,345	15,153	11,230
Provision for (benefit from) income taxes	1,400	(24)	2,020	1,071
NET INCOME	$9,833	$1,369	$13,133	$10,159

Earnings per share:
Basic	$0.18	$0.02	$0.24	$0.18
Diluted	$0.17	$0.02	$0.23	$0.18

Shares used in per share calculation:
Basic	55,748	56,274	55,627	56,571
Diluted	56,696	56,387	56,335	56,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$9,833	$1,369	$13,133	$10,159
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2026 and 2025	69	657	(320)	1,047
Unrealized gain (loss) on investments, net of $0 and ($250) taxes in the three and six months ended June 30, 2026, respectively, and ($49) and ($166) taxes in the three and six months ended June 30, 2025, respectively	(527)	238	(1,526)	689
Amortization of defined benefit pension items, net of $0 taxes in each of the three and six months ended June 30, 2026, respectively, and $4 tax in each of the three and six months ended June 30, 2025	1	1	3	—
Total other comprehensive income (loss), net of tax	(457)	896	(1,843)	1,736
TOTAL COMPREHENSIVE INCOME	$9,376	$2,265	$11,290	$11,895
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE AT MARCH 31, 2026	55,600	$20	$8,997	$(2,491)	$665,280	$671,806
Issuance of common stock under employee stock option and stock award plans	183	—	—	—	—	—
Stock-based compensation expense related to employee stock awards	—	—	10,763	—	—	10,763
Stock-based compensation expense related to employee stock purchases	—	—	470	—	—	470
Payment of dividends to stockholders	—	—	—	—	(11,887)	(11,887)
Unrealized actuarial gain on pension benefits	—	—	—	1	—	1
Unrealized loss on investments	—	—	—	(527)	—	(527)
Foreign currency translation adjustment	—	—	—	69	—	69
Net income	—	—	—	—	9,833	9,833
BALANCE AT JUNE 30, 2026	55,783	$20	$20,230	$(2,948)	$663,226	$680,528

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE AT MARCH 31, 2025	56,692	$22	$7,106	$(2,183)	$730,870	$735,815
Issuance of common stock under employee stock option and stock award plans	171	—	—	—	—	—
Repurchase of common stock	(705)	(1)	(17,183)	—	(15,376)	(32,560)
Stock-based compensation expense related to employee stock awards	—	—	9,623	—	—	9,623
Stock-based compensation expense related to employee stock purchases	—	—	454	—	—	454
Payment of dividends to stockholders	—	—	—	—	(11,809)	(11,809)
Unrealized actuarial gain on pension benefits	—	—	—	1	—	1
Unrealized gain on investments	—	—	—	238	—	238
Foreign currency translation adjustment	—	—	—	657	—	657
Net income	—	—	—	—	1,369	1,369
BALANCE AT JUNE 30, 2025	56,158	$21	$—	$(1,287)	$705,054	$703,788
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE AT DECEMBER 31, 2025	55,339	$20	$—	$(1,105)	$673,930	$672,845
Issuance of common stock under employee stock option and stock award plans	375	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	69	—	2,690	—	—	2,690
Stock-based compensation expense related to employee stock awards	—	—	16,680	—	—	16,680
Stock-based compensation expense related to employee stock purchases	—	—	860	—	—	860
Payment of dividends to stockholders	—	—	—	—	(23,837)	(23,837)
Unrealized actuarial gain on pension benefits	—	—	—	3	—	3
Unrealized loss on investments	—	—	—	(1,526)	—	(1,526)
Foreign currency translation adjustment	—	—	—	(320)	—	(320)
Net income	—	—	—	—	13,133	13,133
BALANCE AT JUNE 30, 2026	55,783	$20	$20,230	$(2,948)	$663,226	$680,528

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE AT DECEMBER 31, 2024	56,837	$22	$18,734	$(3,023)	$734,039	$749,772
Repurchase of common stock	(1,109)	(1)	(40,281)	—	(15,376)	(55,658)
Issuance of common stock under employee stock purchase plan	430	—	2,787	—	—	2,787
Stock-based compensation expense related to employee stock awards	—	—	17,952	—	—	17,952
Stock-based compensation expense related to employee stock purchases	—	—	808	—	—	808
Payment of dividends to stockholders	—	—	—	—	(23,768)	(23,768)
Unrealized gain on investments	—	—	—	689	—	689
Foreign currency translation adjustment	—	—	—	1,047	—	1,047
Net income	—	—	—	—	10,159	10,159
BALANCE AT JUNE 30, 2025	56,158	$21	$—	$(1,287)	$705,054	$703,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,133	$10,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,619	14,246
Amortization of intangible assets	351	415
Loss on disposal of property and equipment	495	—
Stock-based compensation expense	17,565	18,760
Accretion of discount on investments	(300)	(721)
Deferred income taxes	1,758	(854)
Decrease in accounts receivable allowance for credit losses	—	(381)
Change in operating assets and liabilities:
Accounts receivable	(8,524)	(30)
Inventories	9,097	(2,784)
Prepaid expenses and other assets	3,925	6,405
Accounts payable	(7,210)	248
Other accrued liabilities	(884)	9,995
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,025	55,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,300)	(11,652)
Purchases of investments	(24,076)	(47,696)
Proceeds from sales and maturities of investments	21,355	96,492
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,021)	37,144

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	2,690	2,787
Repurchase of common stock	—	(55,658)
Payments of dividends to stockholders	(23,837)	(23,768)
Proceeds from borrowings on line of credit	—	13,000
Repayments on line of credit	—	(13,000)
NET CASH USED IN FINANCING ACTIVITIES	(21,147)	(76,639)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,857	15,963
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,755	50,972
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,612	$66,935
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:
The condensed consolidated financial statements include the accounts of Power Integrations, Inc., a Delaware corporation (the “Company”), and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the reported results of operations.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) which requires additional disclosure of certain costs and expenses, including inventory purchases, employee compensation, selling expense, and depreciation expense within the notes to financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS AND OTHER INFORMATION:
Accounts Receivable, net

(In thousands)	June 30, 2026	December 31, 2025
Accounts receivable trade	$64,028	$54,177
Allowance for ship and debit	(35,206)	(33,601)
Allowance for stock rotation and rebate	(1,950)	(2,228)
Allowance for credit losses	(94)	(94)
Total	$26,778	$18,254
Inventories

(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$94,874	$101,366
Work-in-process	33,134	27,905
Finished goods	29,782	37,616
Total	$157,790	$166,887
Other non-current assets

(In thousands)	June 30, 2026	December 31, 2025
Deferred tax assets	$34,085	$35,594
Right of use lease assets	21,913	19,325
Prepaid expenses	5,438	6,863
Other non-current assets	2,099	3,045
Total	$63,535	$64,827

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, were as follows:

	Unrealized Gains and Losses on Investments		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended June 30,		Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2026	2025	2026		2025		2026	2025	2026	2025
Beginning balance	$752	$1,144	$(30)		$98		$(3,213)	$(3,425)	$(2,491)	$(2,183)
Other comprehensive income (loss) before reclassifications	(527)	238	—		—		69	657	(458)	895
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	(1)	1	(1)	—	—	1	1
Net-current period other comprehensive income (loss)	(527)	238	1		1		69	657	(457)	896
Ending balance	$225	$1,382	$(29)		$99		$(3,144)	$(2,768)	$(2,948)	$(1,287)
_____________________________________
(1)This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended June 30, 2026 and 2025.

	Unrealized Gains and Losses on Investments		Defined Benefit Pension Items				Foreign Currency Items		Total
	Six Months Ended June 30,		Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026		2025		2026	2025	2026	2025
Beginning balance	$1,751	$693	$(32)		$99		$(2,824)	$(3,815)	$(1,105)	$(3,023)
Other comprehensive income (loss) before reclassifications	(1,526)	689	—		—		(320)	1,047	(1,846)	1,736
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3	(1)	—	(1)	—	—	3	—
Net-current period other comprehensive income (loss)	(1,526)	689	3		—		(320)	1,047	(1,843)	1,736
Ending balance	$225	$1,382	$(29)		$99		$(3,144)	$(2,768)	$(2,948)	$(1,287)
_____________________________________
(1)This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the six months ended June 30, 2026 and 2025.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. REVENUE:
Customer Concentration
The Company’s top ten customers accounted for approximately 82% and 81% of net revenue in the three and six months ended June 30, 2026 and approximately 81% in both of the corresponding periods of 2025. A significant portion of revenue is attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply contract manufacturers (“CMs”). Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs.
Sales to distributors and direct sales to OEMs and power-supply CMs contributed to the Company’s net revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Sales to distributors	$86,103	$81,298	$162,842	$156,462
Sales to OEMs and CMs	32,836	34,554	64,405	64,919
Total net revenue	$118,939	$115,852	$227,247	$221,381
During the three and six months ended June 30, 2026 and 2025, approximately 16% of net revenue in each period presented related to an OEM fulfilling its purchases through the Company’s CM customers.
The following customers represented 10% or more of the Company’s net revenue for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
Customer A	33%	33%	31%	32%
Customer B	11%	*	10%	*
Customer C	11%	11%	10%	*
_____________________________________
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
As of June 30, 2026 and December 31, 2025, 90% and 89% of accounts receivable were concentrated in the Company’s top ten customers.
The following customers represented 10% or more of accounts receivable at June 30, 2026 and December 31, 2025:

Customer	June 30, 2026	December 31, 2025
Customer A	38%	32%
Customer B	*	*
Customer C	13%	18%
Customer D	11%	11%
_____________________________________
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net Revenue by Geography
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Net revenue by region and country with 10% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Americas	$4,659	$5,850	$11,742	$11,567
EMEA	17,430	12,756	32,555	24,047
APAC:
Hong Kong/China	53,179	67,691	103,150	124,179
Singapore	15,917	3,979	22,018	6,642
Other APAC	27,754	25,576	57,782	54,946
Total net revenue	$118,939	$115,852	$227,247	$221,381
5. FAIR VALUE MEASUREMENTS:
The FASB established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1, observable inputs such as quoted prices for identical assets in active markets; Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3, unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
The fair-value hierarchy of the Company’s cash equivalents and short-term investments at June 30, 2026 and December 31, 2025, was as follows:

	Fair Value Measurement at June 30, 2026
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$8,438	$—	$8,438
Corporate securities	192,001	—	192,001
Money market funds	593	593	—
U.S. government securities	1,250	—	1,250
Total	$202,282	$593	$201,689

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement at December 31, 2025
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$5,555	$—	$5,555
Corporate securities	189,258	—	189,258
Money market funds	3,559	3,559	—
U.S. government securities	999	—	999
Total	$199,371	$3,559	$195,812
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three and six months ended June 30, 2026 and the twelve months ended December 31, 2025.
6. INVESTMENTS:
Amortized cost and estimated fair market value of investments classified as available-for-sale (excluding cash equivalents) at June 30, 2026, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Corporate securities	$10,656	$15	$—	$10,671
Total	10,656	15	—	10,671
Investments due in 4-12 months:
Corporate securities	87,107	371	(2)	87,476
Total	87,107	371	(2)	87,476
Investments due in 12 months or greater:
Corporate securities	94,075	106	(327)	93,854
Total	94,075	106	(327)	93,854
Total investments	$191,838	$492	$(329)	$192,001
Accrued interest receivable was $2.3 million at June 30, 2026, and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued interest receivable was $2.3 million at December 31, 2025, and was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet.
The following table summarizes investments classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at June 30, 2026:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
Corporate securities	$52,066	$(329)	$—	$—	$52,066	$(329)
Total investments	$52,066	$(329)	$—	$—	$52,066	$(329)
In the three and six months ended June 30, 2026 and 2025, no unrealized losses on investments were recognized in the condensed consolidated statements of income. The Company does not intend to sell, and it is unlikely that it will be required to sell the securities held prior to their anticipated recovery. The issuers are high-quality (investment grade) and the decline in fair value is largely due to changes in interest rates. Additionally, the issuers continue to make timely interest payments on the investments with the fair value expected to recover as they reach maturity.
7. BANK LINES OF CREDIT:
In 2016, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the "Prior Credit Agreement") that provided the Company with a $75.0 million revolving line of credit to use for general corporate purposes and a $20.0 million sub-limit for the issuance of standby and trade letters of credit with an interest rate based on the Secured Overnight Financing Rates (“SOFR”). The Prior Credit Agreement had a term which originally extended to June 7, 2026, but was terminated by the Company on April 10, 2026. The Company was compliant with all covenants and had no advances outstanding under the Prior Credit Agreement at termination.
On February 24, 2026, the Company entered into a new unsecured loan agreement with PNC Bank, National Association (the "PNC Loan Agreement"), in part, to replace the Prior Credit Agreement. The PNC Loan Agreement became effective and available for use on April 10, 2026 when the Company terminated the Prior Credit Agreement. The PNC Loan Agreement provides the Company with a $100.0 million revolving line of credit with a $25.0 million sub-limit for the issuance of standby and trade letters of credit. The interest rate on outstanding borrowings under the PNC Loan Agreement is based on SOFR plus 1.60%. The PNC Loan Agreement term extends through February 24, 2031. All advances under the PNC Loan Agreement, together with all accrued and unpaid interest, fees, and other obligations owing thereon, will become due and payable on such date, or earlier upon the occurrence of an Event of Default as defined in the PNC Loan Agreement.
The PNC Loan Agreement requires the Company to maintain a Minimum Liquidity of at least $50.0 million as of the last day of each fiscal quarter and a ratio of Funded Indebtedness to Adjusted EBITDA, each as defined in the PNC Loan Agreement, of less than 2.00 to 1.00 as of the last day of each fiscal quarter and determined on a rolling four-quarter basis.
The PNC Loan Agreement contains representations and warranties, affirmative covenants, and conditions precedent to borrowings that are usual and customary for credit agreements of this type. The PNC Loan Agreement contains certain limited covenants that restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness or liens, issue guarantees or become liable for obligations of other persons or entities, liquidate, dissolve, merge, or consolidate with any other entity, or convey, transfer, or lease the Company's properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions.
The Company was compliant with all covenants and had no advances outstanding under the PNC Loan Agreement as of June 30, 2026.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. STOCKHOLDERS’ EQUITY:
Cash Dividends
In October 2024, the Company’s board of directors declared dividends of $0.21 per share to be paid to stockholders of record at the end of each quarter in 2025. In October 2025, the Company’s board of directors raised the quarterly cash dividend and declared cash dividends of $0.215 per share to be paid at the end of each quarter in 2026.
For the three and six months ended June 30, 2026 and 2025, cash dividends declared and paid were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Dividends declared and paid	$11,887	$11,809	$23,837	$23,768
Dividends declared per common share	$0.215	$0.21	$0.430	$0.42
Common Stock Repurchases
From time to time, the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock. As of June 30, 2026, the Company did not have any amount authorized to repurchase shares of its common stock.
Employee Stock Incentive Plans
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718 for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$707	$592	$1,176	$1,249
Research and development	3,036	3,190	4,940	5,440
Selling, general and administrative	6,993	6,295	10,519	12,071
Other operating expenses (see note below)	522	—	(897)	—
Restructuring and related charges	—	—	1,827	—
Total stock-based compensation expense	$11,258	$10,077	$17,565	$18,760
Other Operating Expenses
In connection with his retirement in July 2025, the Company’s former chief executive officer, Balu Balakrishnan, entered into a transition agreement and a consulting agreement with the Company. Pursuant to these agreements, Mr. Balakrishnan’s outstanding equity awards continue to vest subject to his continuous service and the applicable award agreements. The majority of these awards are subject to performance criteria established at the time of grant and will only be earned to the extent that the Company’s performance satisfies such criteria at the conclusion of the applicable performance periods. As the services to be performed by Mr. Balakrishnan under the transition agreement and the consulting agreement do not qualify as “substantive services” under ASC 718, Compensation–Stock Compensation, the continued vesting of the outstanding equity awards represents a modification of the original awards. Consequently, in the year ended December 31, 2025, the Company recognized stock-based compensation in the amount of $8.4 million in other operating expenses. In the three months ended June 30, 2026, the Company recorded an expense of $0.5 million in other operating expenses on its condensed consolidated statements of income, adjusting a portion of the previously recognized stock-based compensation expenses. The corresponding amount for the six-month period was a credit of $0.9 million. The adjustment reflects our revised estimate of the portion of the awards that will ultimately vest based on the Company's forecasted performance. Subsequent changes in our estimates could result in further adjustments in future periods until the vesting of these equity awards.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. EARNINGS PER SHARE:
Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of the assumed vesting of outstanding restricted stock units, the assumed issuance of awards under the stock purchase plan, and contingently issuable performance-based awards, as computed using the treasury stock method.
A summary of the earnings per share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Basic earnings per share:
Net income	$9,833	$1,369	$13,133	$10,159
Weighted-average common shares	55,748	56,274	55,627	56,571
Basic earnings per share	$0.18	$0.02	$0.24	$0.18
Diluted earnings per share: (1)
Net income	$9,833	$1,369	$13,133	$10,159
Weighted-average common shares	55,748	56,274	55,627	56,571
Effect of dilutive awards:
Employee stock plans	948	113	708	216
Diluted weighted-average common shares	56,696	56,387	56,335	56,787
Diluted earnings per share	$0.17	$0.02	$0.23	$0.18
_____________________________________
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
10. INCOME TAXES:
Income tax expense includes a provision for federal, state, and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
The Company’s effective tax rate for the three and six months ended June 30, 2026, was 12.5% and 13.3%, respectively, and (1.8%) and 9.5% in the corresponding period of 2025. The effective tax rate in these periods were lower than the statutory federal income tax rate of 21% due to the geographic distribution of the Company’s worldwide earnings in lower tax jurisdictions and federal tax credits. For the three months ended June 30, 2026, our effective tax rate benefited from a tax accounting windfall related to share-based payments. For the six months ended June 30, 2026, our effective tax rate was adversely affected by a tax accounting shortfall related to share-based payments. Additionally, in the three and six months ended June 30, 2025, the Company’s effective tax rate was unfavorably affected by the recognition of share-based payments and foreign income subject to U.S. tax. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. COMMITMENTS AND CONTINGENCIES:
Supplier Agreements
Under the terms of the Company’s wafer supply agreements with various foundries located in Japan, the parties periodically review and negotiate pricing; the wafer purchases thereunder are denominated in U.S. dollars. To mitigate the impact of future fluctuations in the exchange rate between the Japanese yen and the U.S. dollar, these agreements contain provisions for the parties to share in that risk.

Warranty
The Company generally warrants that its products will substantially conform to its published specifications for 12 months from the date of shipment. Under the terms and conditions of sale, the Company’s liability is generally limited to either a credit equal to the purchase price or replacement of the part.
Legal Proceedings
From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In 2019, a third party caused a patent infringement matter to be filed against a customer of the Company related to that customer's use of Company products. The third party also caused a follow-on claim to be filed against the same customer in the first quarter of 2025. The Company intervened on behalf of the customer and sought a declaration of non-infringement with respect to the customer's use of the Company’s products. In the second half of 2025, the Company obtained a verdict of non-infringement and invalidity as to all claims asserted against the customer. The third party appealed the judgment. In April 2026, during the pendency of the appeal, the Company entered into an agreement with the third party which resolved all matters between the parties, including a dismissal of the appeal and granted to the Company a full release and covenant by the third party not to assert any claims against the Company or its customers based on any of the third party's patents, including those upon which the original lawsuit was based. The Company did not provide any payment to the claimant in exchange for the resolution of the dispute. Pursuant to the settlement, all pending motions in the case have been terminated and the matter is now closed.
In 2021, the Company was named in a wrongful termination lawsuit by a former employee. The matter went to trial in 2025 and resulted in a jury verdict adverse to the Company of approximately $11.3 million; the Company reserved this amount. The Company disagrees with the jury’s verdict and has appealed the judgment. The charges associated with the established reserve were recognized in other operating expenses in the accompanying condensed consolidated statements of income as of December 31, 2025.

The Company is unable to predict the outcome of any legal proceedings with certainty, and there can be no assurance that the Company will prevail in any litigation or dispute. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency becoming both probable and reasonably estimable. These litigation matters, whether or not ultimately determined in the Company’s favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition, and operating results. In addition, adverse determinations in any patent litigation matter could result in the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, and incur monetary losses, any of which could have a material adverse effect on the Company’s business, financial condition, and operating results.
Indemnifications
The Company sells products to its distributors under agreements that generally include provisions for indemnification of the distributor against losses, expenses, and damages that may be awarded in the event the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of and remedies for these obligations, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While the Company has on occasion been made aware of claims against its distributors or customers that may trigger an indemnification claim, to date, the Company has not had to reimburse any of its distributors or customers for any material losses related to these indemnification obligations and no material claims were outstanding as of June 30, 2026.

12. SEGMENT REPORTING:
The Company is organized and operates as one operating and reportable segment; the design, development, manufacture, and marketing of integrated circuits and related components for use primarily in high-voltage power conversion. This determination is based on the management approach which designates the internal information regularly available to the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of determination of the Company’s reportable segment. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.
The CODM uses net income as the measure of profit or loss to allocate resources and assess performance. The CODM regularly reviews net income as reported on the Company’s consolidated statements of income. Financial forecasts and comparisons of budget to actual results are used by the CODM to assess performance and allocate resources. In addition, these forecasts and comparisons are used for strategic decisions related to making headcount and capital expenditure decisions, all of which are reviewed on a consolidated basis. The CODM considers the impact on net income of the significant segment expenses in the table below when deciding whether to reinvest profits, propose dividends or share repurchase, or pursue strategic mergers and acquisitions.
The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.
The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net revenue	$118,939	$115,852	$227,247	$221,381
Less:
Stock-based compensation (1)	11,258	10,077	17,565	18,760
Amortization of acquisition-related intangible assets (2)	147	146	294	293
Cost of revenue (excluding 1 & 2)	53,448	51,160	104,202	97,650
Research and development (excluding 1)	24,127	22,801	48,478	44,646
Selling, general and administrative (excluding 1)	21,059	23,862	41,977	45,508
Other operating expenses (excluding 1)	—	9,151	—	9,151
Restructuring and related charges in operating expenses (excluding 1)	—	—	4,377	—
Income (loss) from operations	8,900	(1,345)	10,354	5,373

Other income	2,333	2,690	4,799	5,857
Provision for (benefit from) income taxes	1,400	(24)	2,020	1,071
Net income	$9,833	$1,369	$13,133	$10,159

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents other segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Depreciation	$6,239	$7,002	$12,619	$14,246
Amortization of intangible assets	$168	$208	$351	$415
Interest income	$2,527	$3,035	$5,051	$6,395
13. RESTRUCTURING:
The Company continuously evaluates its operations to better align the organization with market opportunities, increase operational efficiency, decrease costs, and increase profitability. During the three months ended March 31, 2026, the Company undertook a restructuring plan, reducing its workforce by approximately 7% to better align expenses with revenue and create flexibility to invest in the products, people, and markets that are expected to drive long-term growth and profitability. In conjunction with this restructuring plan, restructuring charges of $6.6 million were recognized during the first quarter of 2026, primarily composed of severance costs. The restructuring plan was substantially completed in the first quarter of 2026. No restructuring charges were incurred in fiscal 2025. Restructuring liabilities are included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets, and are summarized in the following table:

	2026 Plan
(in thousands)	Employee severance	Other	Total
Restructuring liability as of January 1, 2026	$—	$—	$—
Charges	4,591	151	4,742
Cash payments	(4,388)	(151)	(4,539)
Non-cash and other	—	—	—
Restructuring liability as of June 30, 2026	$203	$—	$203
Cash severance charges of $0.4 million related to the departure of an executive officer are included in the table above. In addition, stock-based compensation expense of $1.8 million was recognized in the six months ended June 30, 2026 due to the acceleration of equity awards in accordance with the terms of the executive’s severance agreement.
The following table provides a summary of restructuring-related charges as presented in the unaudited condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Restructuring and related charges in cost of revenue	$—	$—	$365	$—
Restructuring and related charges in operating expenses	—	—	6,204	—
	$—	$—	$6,569	$—
In conjunction with the restructuring actions taken in the first quarter of 2026, certain engineers were moved from sales and marketing projects to product development priorities. Accordingly, $3.0 million of related department costs have been classified as research and development expense in the accompanying condensed consolidated statement of income for the first quarter ended March 31, 2026 and will be accounted for as such going forward.

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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:
•The demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply chain fluctuations, rising inflation, or other changes in macroeconomic or geopolitical conditions;
•our inability to penetrate new markets for our products;
•the volume and timing of orders received from customers;
•our ability to develop and bring new products and technologies to market, including on a timely basis;
•reliance on international sales activities for a substantial portion of our revenue;
•the length of our sales cycle;
•the significant sales of our products through distributors, which limits our direct interaction with our end customers, reducing our ability to forecast sales, and increasing the complexity of our business;
•the cyclical nature of the power supply industry and cyclical market patterns across different end markets for which our products are used;
•competitive pressures on selling prices;
•risks associated with our supply chain including, the volume, cost, and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
•undetected defects, quality issues, warranty claims, or product recalls related to our products;
•our ability to attract and retain qualified personnel;
•changes in global trade policy, including tariffs, could reduce demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results;
•our ability to realize the expected benefits of restructuring initiatives designed to reduce costs and create a more efficient organization;
•debt obligations we incur in the future could adversely affect our financial condition;
•the inability to adequately protect or enforce our intellectual property rights;
•we have been and may be subject to or involved in litigation, threatened litigation, or other disputes, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages, or restrict the operation of our business;
•changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay and require management time and attention;
•continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting;
•current or potential war, domestic or international conflict, political or social instability, or military actions, including the conflicts in Ukraine and the Middle East;
•failure, disruption, security breaches, or other incidents impacting our information technology infrastructure or information management systems;

•interruptions in our information technology systems;
•unfavorable or uncertain market conditions and risks relating to the adoption, use, or application of emerging technologies, including AI, by our customers and in our business;
•fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the euro and the Swiss franc;
•earthquakes, fire, global health crises, or other disasters;
•risks associated with acquisitions and strategic investments; and
•our ability to successfully integrate, or realize the expected benefits from, our acquisitions.
Overview
We are a leading innovator in semiconductor technologies for high-voltage power conversion. Our products are key building blocks in the clean-power ecosystem, enabling the generation of renewable energy as well as the efficient transmission and consumption of power in applications ranging from milliwatts to megawatts.
Our revenue was $118.9 million and $115.9 million in the three months ended June 30, 2026 and 2025, respectively, and $227.2 million and $221.4 million in the six months ended June 30, 2026 and 2025, respectively. The increase in revenue for the three- and six-month periods reflected higher sales in the industrial end market.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 82% and 81% of our revenue for the three and six months ended June 30, 2026 and approximately 81% in each of the corresponding periods of 2025. International sales accounted for approximately 98% of our revenue for each of the three and six months ended June 30, 2026, respectively, and 98% and 99%, respectively, in the corresponding periods of 2025.
Our gross margin was 54% and 55% for the three months ended June 30, 2026 and 2025, respectively, and 53% and 55% for the six months ended June 30, 2026 and 2025, respectively. The decrease in gross margin was primarily due to less favorable customer and product mix related to increased sales of lower margin products and decreased sales of higher margin products as well as less favorable impact of the dollar/yen exchange rate on our wafer costs and, for the six-month period, restructuring costs recorded in cost of sales.
Total operating expenses were $55.7 million and $65.3 million for the three months ended June 30, 2026 and 2025, respectively, and $111.2 million and $116.8 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in operating expenses for the three- and six-month periods was primarily due to a non-recurring expense related to an employee litigation matter that occurred in the prior-year period as described in Note 11 Commitments and Contingencies of this report. These decreases were partially offset by restructuring and related charges for severance and benefit costs associated with the workforce reduction described in Note 13 Restructuring of this report.
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
Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under future programs authorized by our Board of Directors, we may repurchase shares of our common stock in the open-market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, the rules and regulations governing repurchases and other corporate considerations, as determined by our management team.
During the three and six months ended June 30, 2026, we returned $11.9 million and $23.8 million, respectively, of capital to stockholders through the payment of cash dividends.
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
Results of Operations
The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.7	44.8	46.5	44.8
Gross profit	54.3	55.2	53.5	55.2

Operating expenses:
Research and development	22.8	22.4	23.5	22.6
Selling, general and administrative	23.6	26.0	23.1	26.0
Other operating expenses (income)	0.4	7.9	(0.4)	4.1
Restructuring and related charges	—	—	2.7	—
Total operating expenses	46.8	56.3	48.9	52.7
Income (loss) from operations	7.5	(1.1)	4.6	2.5
Other income	2.0	2.3	2.1	2.6
Income before income taxes	9.5	1.2	6.7	5.1
Provision for (benefit from) income taxes	1.2	—	0.9	0.5
Net income	8.3%	1.2%	5.8%	4.6%

Comparison of the three and six months ended June 30, 2026 and 2025
Net revenue. Net revenue consists of revenue from product sales, net of returns and allowances. Net revenue for the three and six months ended June 30, 2026 was $118.9 million and $227.2 million, respectively, and $115.9 million and $221.4 million, respectively, in the corresponding periods of 2025. The increases in net revenue for the three- and six-month periods were due to higher sales in the industrial end-market.

Our revenue mix by end market for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2026	2025	2026	2025
Communications	10%	11%	10%	10%
Computer	11%	12%	11%	12%
Consumer	36%	37%	37%	41%
Industrial	43%	40%	42%	37%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $116.9 million and $223.4 million in the three and six months ended June 30, 2026, respectively, and $114.0 million and $218.2 million, respectively, in the corresponding periods of 2025. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented approximately 81% of our net revenue in each of the three and six months ended June 30, 2026 and approximately 84% in each of the corresponding periods of 2025. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenue in the future.
Sales to distributors accounted for approximately 72% of our net revenue in each of the three and six months ended June 30, 2026, respectively, and approximately 70% and 71%, respectively, in the corresponding periods of 2025. Direct sales to OEMs and merchant power-supply manufacturers accounted for the remainder.
Gross profit. Gross profit is net revenue less cost of revenue. Our cost of revenue consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. The following table compares gross profit and gross margin for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Net revenue	$118.9	$115.9	$227.2	$221.4
Gross profit	$64.6	$64.0	$121.6	$122.2
Gross margin	54.3%	55.2%	53.5%	55.2%
The decrease in gross margin was primarily due to less favorable customer and product mix related to increased sales of lower margin products and decreased sales of higher margin products as well as less favorable impact of the dollar/yen exchange rate on our wafer costs.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee compensation including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Research and development expenses	$27.2	$26.0	$53.4	$50.1
R&D expenses increased for the three and six months ended June 30, 2026 compared to the corresponding period of 2025, primarily due to application engineer project costs related to customer product development projects as described in Note 13 Restructuring of this report, as well as increased product-development expenses. These increases were partially offset by lower equipment-related expenses and lower stock-based compensation expenses.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation including salaries, commissions and stock‑based compensation for personnel across our sales representatives, administration, finance, human resources, and general management functions. SG&A expenses also include facilities‑related costs associated with our regional sales and support offices, as well as consulting, professional services, legal and auditing expenses. The following table below compares SG&A expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Selling, general and administrative expenses	$28.1	$30.2	$52.5	$57.6
SG&A expenses decreased for the three and six months ended June 30, 2026 compared to the corresponding periods of 2025 primarily due to the restructuring actions taken in the three months ended March 31, 2026 as described in Note 13 Restructuring of this report. The decrease was partially offset by increases in professional legal services.
Other operating expenses. Other operating expenses were $0.5 million in the three months ended June 30, 2026 and a credit of $0.9 million in the six months ended June 30, 2026. These items relate to the quarterly remeasurement of unvested equity awards associated with our retired former chief executive officer. Refer to Note 8 Stockholders' Equity of this report for details.
Restructuring and related charges. Restructuring and related charges were $6.6 million in the six months ended June 30, 2026. The charges were primarily related to severance and benefit costs associated with the workforce reduction described in Note 13 Restructuring of this report.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other short-term investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Other income	$2.3	$2.7	$4.8	$5.9
Other income decreased for the three and six months ended June 30, 2026 as compared to the corresponding period of 2025 primarily due to lower interest income.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Provision for (benefit from) income taxes	$1.4	$—	$2.0	$1.1
Effective tax rate	12.5%	(1.8)%	13.3%	9.5%
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our effective tax rates for the three and six months ended June 30, 2026 were 12.5% and 13.3%, respectively, and (1.8%) and 9.5%, in the corresponding periods of 2025. The effective tax rate in these periods was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions and the impact of federal research tax credits. For the three months ended June 30, 2026, our effective tax rate benefited from a tax accounting windfall related to share-based payments. For the six months ended June 30, 2026, our effective tax rate was adversely affected by a tax accounting shortfall related to share-based payments. In the three and six months ended June 30, 2025, our effective tax rate was adversely affected by the recognition of a tax deficiency or “shortfall” related to share-based payments. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.

Liquidity and Capital Resources
As of June 30, 2026, we had $262.6 million in cash, cash equivalents and short-term investments, an increase of $13.1 million from $249.5 million as of December 31, 2025. As of June 30, 2026, we had working capital, defined as current assets less current liabilities, of $404.5 million, an increase of approximately $16.5 million from $388.0 million as of December 31, 2025.
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
The PNC Loan Agreement contains representations and warranties, affirmative covenants and conditions precedent to borrowings that are usual and customary for credit agreements of this type. The PNC Loan Agreement contains certain limited covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or liens, guarantee or become liable for obligations of other persons or entities, liquidate, dissolve, merge or consolidate with any other entity or convey, transfer or lease our properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions.

We were compliant with all covenants and had no advances outstanding under the PNC Loan Agreement as of June 30, 2026.
Cash from Operating Activities
Our operating activities generated $42.0 million of cash in the six months ended June 30, 2026. Net income for this period was $13.1 million; we also incurred non-cash stock-based compensation expense, depreciation and a decrease in deferred tax assets of $17.6 million, $12.6 million and $1.8 million, respectively. Sources of cash included a $9.1 million decrease in inventories and a $3.9 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by an $8.5 million increase in accounts receivable due to timing of receipts and a $7.2 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments.
Our operating activities generated $55.5 million of cash in the six months ended June 30, 2025. Net income for this period was $10.2 million; we also incurred non-cash stock-based compensation expense, depreciation and an increase in deferred tax assets of $18.8 million, $14.2 million and $0.9 million, respectively. Sources of cash included a $10.0 million increase in other accrued liabilities and a $6.4 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $2.8 million increase in inventories.
Cash from Investing Activities
Our investing activities in the six months ended June 30, 2026, resulted in a $9.0 million net use of cash, primarily consisting of $2.7 million for purchases of investments, net of maturities and $6.3 million for purchases of property and equipment.
Our investing activities in the six months ended June 30, 2025, generated $37.1 million of cash, primarily consisting of $48.8 million from sales and maturities of investments, net of purchases, partially offset by $11.7 million for purchases of property and equipment—primarily production-related machinery and equipment.

Cash from Financing Activities
Our financing activities in the six months ended June 30, 2026 resulted in a $21.1 million net use of cash, consisting of $23.8 million for the payment of dividends to stockholders, partially offset by proceeds of $2.7 million from the issuance of shares through our employee stock purchase plan.
Our financing activities in the six months ended June 30, 2025 resulted in a $76.6 million net use of cash, consisting of $55.7 million for the repurchase of our common stock and $23.8 million for the payment of dividends to stockholders, partially offset by proceeds of $2.8 million from the issuance of shares through our employee stock purchase plan.
Other Information
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of June 30, 2026, our worldwide cash and short-term investments are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our interest rate risk and foreign currency exchange risk during the first six months of 2026. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Some of the factors that could affect our operating results and the price of our stock include but are not limited to the following:
Risks Related to the Operation and Growth of Our Business
•The demand for our products may decline in the major end markets we serve and our products may be unable to penetrate additional markets; which may occur due to competitive factors, supply chain fluctuations, rising inflation or other changes in macroeconomic or geopolitical conditions;
•the volume and timing of orders received from customers;
•our ability to develop and bring to market new products and technologies, including on a timely basis;
•reliance on international sales activities for a substantial portion of our net revenue;
•the lengthy timing of our sales cycle;
•sales of our products through distributors, which limits our direct interaction with our end customers, reducing our ability to forecast sales and increasing the complexity of managing our business;
•the cyclical nature of the power supply industry and cyclical market patterns across different end markets for which our products are used;
•competitive pressures on selling prices;
•risks associated with our supply chain including the volume, cost, and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;
•undetected defects, quality issues, warranty claims, or product recalls related to our products;
•our ability to attract and retain qualified personnel;

•changes in global trade policy, including tariffs, could reduce demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results;
•our ability to realize the expected benefits of restructuring initiatives designed to reduce costs and create a more efficient organization;
•debt obligations we incur in the future could adversely affect our financial condition;
Risks Related to Laws and Regulations
•the inability to adequately protect or enforce our intellectual property rights;
•we have been and may be subject to or involved in litigation, threatened litigation, or other disputes, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages or other payments, or restrict the operation of our business;
•expenses we are required to incur (or choose to incur) in connection with litigation;
•changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay and require management time and attention;
•changes in environmental laws and regulations, including with respect to energy consumption and climate change;
•continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting;
General Risk Factors
•current or potential war, domestic or international conflict, political or social instability, or military actions, including the conflicts in Ukraine and the Middle East;
•failure, disruption, security breaches, or other incidents impacting our information technology infrastructure or information management systems;
•interruptions in our information technology systems;
•unfavorable or uncertain market conditions and risks relating to the adoption, use, or application of emerging technologies, including AI, by our customers and in our business;
•fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;
•earthquakes, fire, global health crises, or other disasters;
•risks associated with acquisitions and strategic investments; and
•our ability to successfully integrate, or realize the expected benefits from, our acquisitions.
Risks Related to the Operation and Growth of Our Business
If demand for our products decline in our major end markets and we do not penetrate additional markets, our net revenue will decrease.
When our customers are not successful in maintaining high levels of demand for their products, their demand for our products decreases, which adversely affects our operating results. A limited number of applications for our products, such as consumer appliances and cellphone chargers, make up a significant percentage of our revenue. We expect that a significant level of our revenue and, therefore, our operating results will continue to be dependent upon these applications in the near and mid-term. Demand for end products incorporating our products has been highly cyclical over time and has been impacted by economic downturns. Our recent results have been impacted by economic conditions, including increases in inflation rates as well as softness in the housing market, which affects demand for consumer appliances. Any economic slowdown or disruption in the end markets that we serve could cause a slowdown in demand for our products, causing our revenue to decline and potentially result in lower revenue and write-offs of excess or obsolete inventory, which could cause the price of our stock to fall.

We believe that our future success depends in part upon our ability to penetrate additional markets for our products. We cannot provide assurances that we will be able to overcome the marketing or technological challenges necessary to penetrate additional markets. To the extent that a competitor penetrates additional markets before we do, or takes market share from us in our existing markets, our revenue and financial condition could be materially adversely affected.

We do not have long-term contracts with any of our customers and if they fail to place, cancel, or reschedule orders for our products, our operating results and our business may suffer.
Our business is characterized by short-term customer orders and shipment schedules. The ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can generally be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control usually due to decreased demand from our customers’ end customers. Significant cancellations could occur again at any time. A relatively small number of distributors, OEMs, and other customers account for a significant portion of our revenue. As a result, any challenges that we face with a key distributor, including the loss of a key distributor, could harm our business. Similarly, although we sell through various distributors, certain end customers account for a significant portion of our revenue.

If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products.
Our success depends in significant part upon our ability to develop new products for high-voltage power conversion for both existing and new markets, to introduce these products in a timely manner, and to have these products selected for design into our customers’ end products. New product introduction schedules are subject to risks and uncertainties that typically accompany development and delivery of complex technologies to the marketplace, including product development delays and defects. We have experienced delays in the past in completing new product development. If we fail to develop and sell new products in a timely manner in the future, then our net revenue and ability to compete both domestically or internationally could decline.

In addition, we cannot be sure that we will be able to adjust to changing market demands as quickly and as cost-effectively as necessary to successfully compete. Furthermore, we cannot provide assurances that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers’ failure, to develop and introduce new products successfully and in a timely manner would harm our business. In addition, customers may defer or return orders for existing products. While we maintain reserves for potential customer returns, we cannot provide assurances that these reserves will be adequate.

Our international sales activities account for a substantial portion of our net revenue, which subjects us to substantial risks.
Sales to customers outside of the U.S. account for, and have historically accounted for, a large portion of our revenue. Approximately 98% of our revenue for each of the years ended December 31, 2025, 2024 and 2023 was generated by sales to customers outside of the U.S. If our international sales decline and we are unable to increase domestic sales, our revenue and operating results would be harmed. International sales and global conditions involve a number of risks to our business, including:
•tariffs, protectionist measures, and other trade barriers and restrictions;
•potential insolvency of international distributors and representatives;
•reduced protection for intellectual property rights in some countries;
•the impact of recessionary environments and inflation in the U.S. and other geographies where we do business;
•global, regional, and local circumstances, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding relationships among countries, including tensions between China and Taiwan and between China and other countries;

•ongoing, escalating or potential conflicts between countries or regions, including those currently involving Russia, Ukraine, Israel, Gaza, Lebanon, Iran, and the United States, as well as the risk of broader regional destabilization in the Middle East, and the related disruption to global energy supplies, volatility in oil and commodity prices, and adverse macroeconomic effects;
•the burdens of complying with a variety of foreign and applicable U.S. Federal and state laws; and
•foreign-currency exchange fluctuations.
Our failure to adequately address these risks could reduce our international sales and materially and adversely affect our operating results. Furthermore, because substantially all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar versus other currencies causes the price of our products in foreign markets to rise, making our products more expensive relative to competing products priced in local currencies.
Because the sales cycle for our products can be lengthy, we may incur substantial expenses before we generate significant revenue, if any.
Our products are generally incorporated into a customer’s products at the design stage. However, customer decisions to use our products, commonly referred to as "design wins," can often require us to expend significant research and development and sales and marketing resources without any assurance of success. These significant research and development and sales and marketing resources often precede volume sales, if any, by a year or more. The value of any design win will largely depend upon the commercial success of the customer’s product. We cannot provide assurances that we will continue to achieve design wins or that any design win will result in future revenue. If a customer decides at the design stage not to incorporate our products into its product, we may not have another opportunity for a design win with respect to that product for many months or years.

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

Sales to distributors account for a significant portion of our revenue. Selling through distributors reduces our ability to forecast sales and creates challenges for our business by requiring us, among other things, to:
•manage a more complex supply chain;
•monitor the level of inventory of our products at each distributor, and
•monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and are not publicly traded.
Since we have limited ability to forecast inventory levels at our end customers, it is possible that there may be significant build-up of inventories in the distributor channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out future shipments. This could adversely impact our revenue and profits. Any failure to manage these complexities could disrupt or reduce sales of our products and unfavorably impact our financial results.
In addition, to the extent we are not able to keep our products away from unintended markets, demand and pricing dynamics can become distorted in our distributor channel and in certain geographies, which could adversely affect our revenue. Customers purchasing our products on unintended markets may use our products for purposes for which they were not intended, or may purchase counterfeit or substandard products, for instance that have been altered or damaged, which could harm our business and cause our reputation to be adversely affected.
Our products are used across different end markets and a significant downturn in any of these end markets could cause a meaningful reduction in demand for our products and adversely affect our operating results.
The power supply industry is highly cyclical and subject to downturns, such as we have recently seen, and our revenue and gross margin can fluctuate significantly due to such downturns. These downturns can be severe and prolonged and result in price erosion and weak demand for our products. Weak demand for our products resulting from general economic conditions affecting the end markets we serve, or the power supply industry specifically, and reduced spending by our customers can result, and in the past has resulted, in diminished product demand, high inventory levels, erosion of average selling prices, excess and obsolete inventories, and corresponding inventory write-downs. Our expense levels are based, in part, on our expectations of future sales. Many of our expenses, particularly those relating to facilities, capital equipment, and other overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could adversely affect our operating results. Furthermore, any significant upturn in the power supply industry could result in increased competition for access to raw materials and third-party service providers. For example, infrastructure investments in AI have increased substantially, driving significant demand increases in the data center computing market and straining the supply chain. If we are unable to manage our supply chain or timely or efficiently scale to meet growing demand or if we have not accurately assessed the magnitude or sustainability of such demand, our results of operations could be adversely impacted.

Additionally, our products are used across different end markets, and demand for our products is difficult to predict as demand varies within and among our end markets. Our target markets may not grow or develop as we currently expect, and demand may increase or change in one or more of our end markets. Changes in demand may reduce our revenue, lower our gross margin, and effect our operating results. Any deterioration in these end markets, reductions in the magnitude of revenue streams, our inability to meet design and pricing requirements, or volatility in demand for our products could lead to a reduction in our revenue and adversely affect our operating results. Our success in our end markets depends on many factors, including the strength or financial performance of our customers, our ability to timely meet rapidly changing product requirements, market needs, and our ability to maintain design wins across different markets and customers to dampen the effects of market volatility. The dynamics of the markets in which we operate make prediction of and timely reaction to such events difficult.

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

Additionally, we compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we do. In addition, some governments, such as China, may provide, or have provided and may continue to provide, significant financial assistance or otherwise, to some of our competitors, or to new entrants, and may intervene in support of national industries and/or competitors, including to try to disrupt the U.S. semiconductor industry. The semiconductor industry has experienced significant consolidation in recent years, which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings, and scale. We may be unable to compete successfully in the future, which could harm our business.
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
Our primary supply arrangements for the production of wafers are with several fabs located in Japan and the U.S. Our contracts with these suppliers expire on varying dates through 2035. Although some aspects of our relationships with our fabs are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot provide assurances that we will continue to work successfully with our wafer suppliers in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of their wafer supply agreements with us. Any serious disruption in the supply of wafers from our wafer suppliers could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

Although we provide our foundries with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries, require us to make other concessions to meet our customers’ requirements, or may limit our ability to meet demand for our products. Further, to the extent demand for our products exceeds wafer foundry capacity, this could inhibit us from expanding our business and harm relationships with our customers. Any of these concessions or limitations could harm our business.
If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our revenue may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us with wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our revenue and gross margin. In addition, our assembly process requires our manufacturers to use a high-voltage molding compound that has been available from only a few suppliers. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard semiconductor packages. Unavailability of assembly materials or issues with the assembly process can materially and adversely affect yields, timely delivery, and cost to manufacture. We may not be able to maintain acceptable yields in the future.
In addition, if prices for commodities used in our products increase significantly, raw material costs would increase for our suppliers which could result in an increase in the prices our suppliers charge us. To the extent we are not able to pass these costs on to our customers; this would have an adverse effect on our gross margins.
Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, transit disruptions, political conditions, or public health issues, may limit our ability to obtain materials or equipment. Although rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor manufacturers who are able to obtain sufficient quantities of these materials from China or other countries.
Our products must meet exacting specifications, and undetected defects, failures or other quality issues may occur which may cause customers to return or stop buying our products and/or impose significant costs to us.
Our customers generally establish demanding specifications for quality, performance, and reliability, and our products must meet these specifications. Semiconductors encounter development delays and may contain undetected defects, failures, or other quality issues when first introduced or after commencement of commercial shipments. We have in the past experienced product quality, performance, and reliability issues. If defects and failures occur in our products or if or any such failures are alleged to result in bodily injury, death, and/or property damage, we could experience lost revenue, decreased ability to compete, increased costs (including product warranty or liability claims) and costs associated with customer support and product recalls, delays in or cancellations or rescheduling of orders or shipments, and product returns. Some OEMs expect suppliers to warrant their products for longer periods of time and are increasingly looking to them for contribution when faced with product liability claims or recalls. While we specifically exclude consequential damages in our standard terms and conditions, certain of our contracts may not exclude such liabilities. We carry various commercial liability policies, including umbrella/excess policies which may cover certain damages arising out of product defects. These policies may not cover all claims or be of a sufficient amount to fully protect against such claims, and a successful warranty or product liability claim against us in excess of our available insurance coverage, or a requirement that we participate in a product recall, could have an adverse effect on our business results. Further, in the future, it is possible that we will not be able to obtain insurance coverage in the amounts and for the risks we seek at costs and terms we desire. Additionally, if our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially and adversely affect our business, results of operations, and financial condition.

We must attract and retain qualified personnel to be successful and competition for qualified personnel is intense in our market.
Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain, and motivate qualified personnel, such as experienced analog design engineers and systems applications engineers. The competition for these employees is intense, particularly in Silicon Valley, where we are headquartered. The loss of the services of our engineers, executive officers, or other key personnel could harm our business. In addition, if qualified personnel leave our employ, and we are unable to quickly and efficiently replace those individuals with qualified personnel who can smoothly transition into their new roles, our business may suffer. We do not have employment contracts with, and we do not have in place key person life insurance policies on, any of our employees.

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

Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, our business is subject to risks related to tariffs and other trade protection measures put in place by the U.S. or other countries, as well as evolving international trade relations, including but not limited to those between the U.S., China, countries in the APAC region, and the EU.

During 2025, the U.S. government imposed and threatened significant additional tariffs on goods imported into the U.S. from most of its trading partners, and, in response, multiple countries imposed or threatened retaliatory tariffs and other actions. Trade tensions between the U.S. and China have escalated and may continue to escalate, including the U.S. increasing tariffs on goods originating in China and China increasing tariffs on goods originating in the U.S. Changes in trade policies and a heightened risk of further increased tariffs or other barriers to international trade could further decrease international demand as many of our customers sell products incorporating our products into international markets.
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
Resulting trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries or among countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products, delay purchases or renewals, limit our ability to obtain equipment, components or raw materials, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively affect our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty also has and may continue to contribute to volatility in the price of our common stock.
In some cases, our products and power supplies using our products are subject to import and export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce and trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets

Control. As such, licenses and notices may be required to import, export, or re-export our products and power supplies using our products to certain countries and end users or for certain end uses. The process of obtaining necessary licenses or making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and ensuring compliance can be challenging. Failure to adhere to such rules and regulations can result in the incurrence of fines, loss of import or export privileges, seizure of products, loss of reputation and other penalties, any of which could have a material adverse effect on our business, sales, and earnings. A change in laws and regulations could restrict our ability to transfer products to previously permitted countries, customers, distributors, or others. It is also possible that evolving U.S. export controls may encourage non-U.S. governments to request that our customers purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.
Furthermore, compliance with import and export controls and implementation of additional tariffs may increase regulatory compliance costs and further affect our business and operating results.

We may incur higher than expected expenses or not realize the expected benefits, or any benefits, of restructuring initiatives designed to reduce costs and create a more efficient organization.

We have pursued in the past and may pursue in the future restructuring initiatives designed to reduce costs and create a more efficient organization to support our business, including reductions in our workforce or relocating certain operations. Any restructuring initiatives could result in potential adverse effects on employee capabilities; our continued ability to recruit, hire, retain, and motivate highly skilled personnel; our ability to maintain and grow our customer base; or our ability to effectively operate other aspects of our business. Adverse effects of our restructuring activities could lead to additional costs, harm our efficiency, or impact our ability to effectively operate our business. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments. The potential negative impact of restructuring efforts on our business may have a material impact on our business, financial condition and results of operations.

Our reduction in force announced in February 2026 may not result in anticipated cost savings and could disrupt our business.

In February 2026, we announced a reduction in force that resulted in the termination of approximately 7% of our global workforce in order to decrease our costs and create a more efficient organization to support our business. We may not realize, in full or in part, the anticipated benefits, savings, and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays, or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the reduction in force, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such future cost reduction efforts may adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations, and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain key management and technical personnel who are critical to our business.

Debt obligations we incur in the future could adversely affect our financial condition.

On April 10, 2026, we entered into a new unsecured loan agreement with PNC Bank, National Association (the “PNC Loan Agreement”) and terminated our credit agreement with Wells Fargo Bank, National Association. We had no advances outstanding under the PNC Loan Agreement as of June 30, 2026. In the future, we may incur, under the PNC Loan Agreement or otherwise, debt to finance our capital investments, general corporate purposes, and other activities. Any debt obligations could adversely impact us as follows:
•require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund our business activities;
•adversely impact our credit rating, which could increase borrowing costs and reduce our ability to raise funds on favorable terms;

•limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, R&D, and other general corporate requirements;
•restrict our ability to incur specified indebtedness, create or incur certain liens, and enter into sale-leaseback financing transactions;
•increase our vulnerability to adverse economic and industry conditions;
•increase our exposure to rising interest rates from variable rate indebtedness; and
•result in certain of our debt instruments becoming immediately due and payable or being deemed to be in default if applicable cross default, cross-acceleration, and/or similar provisions are triggered.
Our ability to meet the payment obligations under any debt instruments in the future will depend on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to be unable to satisfy applicable draw-down conditions and therefore be unable to utilize our PNC Loan Agreement. If we are unable to generate sufficient cash flows to service our debt payment obligations or satisfy our debt covenants, we may need to refinance, restructure, or amend the terms of our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

Provisions in our charter documents and Delaware law could prevent, delay, or impede a change in control of us and may negatively affect the market price of our common stock.
Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying, or preventing a merger or acquisition that a stockholder may consider favorable. For example, our certificate of incorporation authorizes the issuance of blank-check preferred stock, the rights, preferences and privileges of which may be designated by our board of directors without stockholder approval. Our certificate of incorporation also does not permit stockholders to act by written consent in lieu of a meeting. In addition, while our bylaws permit stockholders holding at least 10% of the shares entitled to vote to call a special meeting, they impose detailed procedural and informational requirements on any such request, and our bylaws separately include advance notice provisions governing stockholder nominations of directors and proposals of other business at a stockholders' meeting. Our board of directors is expressly authorized to make, alter, or repeal our bylaws, and our certificate of incorporation requires the affirmative vote of holders of a majority of the outstanding voting power of our capital stock to amend or repeal certain provisions of our certificate of incorporation. We also are subject to the anti-takeover laws of Delaware which may discourage, delay, or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock.

Risks Related to Laws and Regulations

If we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion, or lose valuable assets, any of which could harm our operations and negatively impact our profitability.

Our success depends upon our ability to continue our technological innovation and protect our intellectual property, including patents, trade secrets, copyrights, and know-how. We cannot provide assurances that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products. From time to time, we have received, and we may receive in the future, communications alleging our possible infringement of patents or other intellectual property rights of others. Costly litigation may be necessary to enforce our intellectual property rights or to defend us against claimed infringement. The failure to obtain necessary licenses and other rights, and/or litigation arising out of infringement claims could cause us to lose market share and harm our business.

Our U.S. patents have expiration dates ranging from 2026 to 2046. We cannot provide assurances that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results. As our patents expire, we will lose intellectual property protection previously afforded by those patents. Additionally, the laws of some foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the U.S., thus limiting the protections applicable to our technology.

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.

In the event of an adverse outcome in any litigation challenging our use of intellectual property, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to any intellectual property we are found to have infringed. We have incurred significant legal costs in conducting lawsuits, and our involvement in any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.

We have been and, in the future, may be subject to or involved in litigation, threatened litigation, or other disputes, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages or other payments, or restrict the operation of our business.

From time to time, we have been and, in the future, may be subject to a variety of disputes and litigation, with and without merit, all of which may be costly and may divert the attention of our management. The claims underlying such disputes and litigation could be various and may include, but are not limited to, product indemnification claims, employment-related claims, including claims of wrongful termination, discrimination, harassment, retaliation, and wage and hour disputes, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, and claims related to alleged violations of laws and regulations. In 2021, we were named in a wrongful termination lawsuit by a former employee. The matter went to trial in 2025 and resulted in a jury verdict adverse to the Company in the amount of $9.15 million plus significant additional costs. The results of any complex legal proceeding is difficult to predict. The resolution of any litigation, threatened litigation, or other dispute, could involve the payment, which may be significant or involve an agreement that restricts the operation of our business. Regardless of the amount in damages we may pay, even if minimal, the costs of defending any such lawsuits may be significant. We may be unable to obtain insurance coverage for the claims underlying all of our litigation and dispute risks on terms acceptable to us, or at all. Allegations made in the course of legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Any litigation, threatened litigation, or other disputes could be harmful to our business and results of operations.

Changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay.

Our operations are subject to income and other taxes in the U.S. and in multiple foreign jurisdictions. The U.S., countries in Asia, and other countries where we do business have recently enacted or are considering changes in relevant tax, accounting, and related laws, regulations, and interpretations, including changes to tax laws applicable to multinational companies. For example, on July 4, 2025, the U.S. enacted legislation commonly referred to as the “One Big Beautiful Bill Act,” which, among other changes, allows domestic research and development expenditures to be expensed for tax years beginning on January 1, 2025 and modifies certain international tax provisions for tax years starting on January 1, 2026. This legislation or other potential changes could adversely affect our effective tax rates or result in other costs to us.

The EU member states formally adopted the EU’s Pillar Two Directive, which was established by the Organization for Economic Cooperation and Development (the “OECD”), and which generally provides for a 15% minimum effective tax rate for multinational corporations, in all jurisdictions in which they operate (“Pillar Two”). However, on January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational corporations from certain provisions of Pillar Two for fiscal years beginning on January 1, 2026.
The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.

Changes in environmental laws and regulations, including with respect to energy consumption and climate change, may have a negative impact on our business.

Changing environmental regulations and the timetable to implement them continue to impact our customers’ demand for our products. Currently we have limited visibility into our customers’ strategies to implement these changing environmental regulations into their business operations. The inability to accurately determine our customers’ strategies could make some of our products obsolete, thereby increasing our inventory-related costs.

The semiconductor industry is subject to environmental regulations, particularly those that control and restrict the sourcing, use, transportation, storage, and disposal of certain minerals, chemicals, and materials used in the semiconductor manufacturing process. We expect the heightened worldwide awareness regarding climate change and its environmental impact to continue, which may result in new environmental laws and regulations that could affect us, our suppliers, or our customers. New environmental laws and regulations could require us or our suppliers to obtain alternative materials that may increase our costs or be unavailable to us, thereby negatively impacting our ability to manufacture our products, which may adversely affect our operating results.

Additionally, the heightened worldwide awareness regarding climate change could also result in risks such as shifting customer preferences. Changing customer preferences may result in increased expectations regarding our solutions, products, and services, including the use of packaging materials and other components in our products and their environmental impact. These expectations may cause us to incur additional costs or make other changes to our operations to respond to these changes, which could adversely affect our financial results. If we fail to manage transition risks and customer expectations in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer. Concerns over climate change, as well as the adoption of new laws or regulations, may also result in shifts in customer expectations, preferences, or requirements, which may require us to change our practices or incur increased costs or adversely impact customer demand for our products and services.

Securities laws and regulations, including potential risk resulting from our evaluation of internal controls over financial reporting, will continue to impact our results.

Complying with the requirements of federal securities laws, state laws, stock exchange requirements, and other legal requirements has imposed significant compliance costs, and are expected to continue to impose significant costs as well as a management burden, on us. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee, as executive officers and members of our board of directors expect that we will provide adequate director and officer liability insurance, which may not be available to us on terms which are acceptable to us, or at all.

Additionally, because these laws, regulations, and standards are expected to be subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Changes in privacy and data security and protection laws could have an adverse effect on our operations.

We are or may become subject to a variety of laws and regulations regarding privacy, data protection, and data security, such as the European Union’s General Data Protection Regulation (“GDPR”). There are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. The costs of compliance with the GDPR and similar laws may have an adverse effect on our operations. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible they may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

General Risk Factors

Current or potential war, domestic or international conflict, political or social instability, or military actions could adversely affect our business.

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of economic consequences of current and potential military actions, civil unrest (including theft, looting, and vandalism), terrorist activities or other acts of violence and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. These uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenue.

The ongoing military conflict involving the U.S., Israel, Iran, and other countries in the Middle East and beyond, has increased regional and global tensions. As a result, actions have been taken that impact trade, including blockades of or other sanctions that limit access to the Strait of Hormuz. This conflict may continue to cause instability in the Middle East, disruption to global energy supplies and transportation routes, and volatility or sustained increase in oil, other energy, and commodity prices. Such developments could further increase costs to us, our customers, or our suppliers, contribute to inflationary pressures, and adversely affect global economic conditions, which may have an adverse effect on our business. If these conflicts, sanctions, or geopolitical tensions worsen, we cannot provide assurances that our business will not be impacted negatively in the future.

Any failure, disruption, or security breach or incident otherwise affecting our information technology infrastructure or information management systems could have an adverse impact on our business and operations.

Cyberattacks have become increasingly more prevalent and much harder to detect, defend against, and prevent. As the frequency of cyberattacks and resulting breaches reported by other businesses and governments increase, we expect to continue to devote significant resources to improve and maintain our IT infrastructure and its security. We have incurred and may in the future incur significant costs in order to implement, maintain, and/or update security systems we believe are necessary to protect our IT infrastructure. As the techniques used to obtain unauthorized access to or to sabotage or otherwise disrupt systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. A breakdown in existing controls and procedures around our cybersecurity environment may prevent us from detecting, reporting, or responding to cyber incidents in a timely manner and any such breakdown, or any security breach or incident suffered by us or our third-party service providers, could have a material adverse effect including, but not limited to, interruptions, disruptions, or delays in our business operations, loss of existing or future customers, claims, demands, and liabilities as well as damage to our reputation, which could adversely affect our business, reputation, and financial results. We cannot guarantee that our implemented processes for IT and risk mitigation measures will be effective for our IT systems.

Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems. We cannot guarantee that third parties and the infrastructure in our supply chain or our partners’ supply chains have not been or will not be compromised or that they do not or will not in the future contain exploitable defects or bugs that could result in a breach of or disruption to or other incident impacting our IT infrastructure, including our products and services, or the third-party information technology systems that support our services.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including but not limited to, new system implementations, faulty software provided by one of our vendors, computer viruses, security breaches or incidents, or energy blackouts could have a material adverse impact on our operations, sales, and operating results. We have implemented measures to manage our risks related to such disruptions, but such disruptions could still occur and negatively impact our operations and financial results. Furthermore, the risk of state-supported and geopolitically motivated cybersecurity incidents may increase due to geopolitical instability. In addition, we may incur additional costs to remedy any damages caused by these disruptions, security breaches, or other security incidents.

Unfavorable or uncertain market conditions and risks relating to the adoption, use, or application of emerging technologies, including AI, by our customers and in our business, may impact financial results and could result in reputational and financial harm and liability.

The adoption of AI solutions and other emerging technologies may not develop in the manner or in the time periods we anticipate, and as these markets are still developing and continue to evolve, demand for products and solutions related to or that support such technologies may be unpredictable and may vary significantly from one period to another. In addition, market enthusiasm and capital spending for AI-related infrastructure and applications may be cyclical or volatile. If customers or end markets materially reduce, delay, or redirect spending (including due to macroeconomic conditions, budget constraints, changes in technology architectures, a perceived overbuild of AI capacity, or other unanticipated reasons), demand for our products could be adversely affected.

These markets may also not develop as anticipated if AI training and inference costs drop materially due to customer adoption of less expensive alternative technologies or approaches, or if customers achieve desired performance using alternative solutions that reduce the need for certain components. Even if these markets evolve in the manner we anticipate, if we do not have timely, competitively priced and market-accepted products available to meet customer needs in these areas, we may miss significant opportunities, our business, financial condition, and results of operations could be materially and adversely affected.

We also use AI technologies in our own business, including in our operations, and internal processes, and we expect our use of such technologies to increase over time. Our use of AI presents risks and challenges that could affect our business and reputation, including the potential for inaccurate, incomplete, biased, or unreliable outputs; errors in design, data, or implementation; intellectual property, privacy, cybersecurity, or other legal claims; and reputational harm, any of which could adversely affect our business, financial condition, and results of operations.
Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and euro, may impact our gross margin and net income.
Our exchange rate risk related to the Japanese yen includes several suppliers with which we have wafer supply agreements based in U.S. dollars; however, these agreements also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared between us and these suppliers. We maintain cash denominated in Swiss francs and euros to fund the operations of our Swiss subsidiary. The functional currency of our Swiss subsidiary is the U.S. dollar; gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in our consolidated statements of income, and material unfavorable exchange-rate fluctuations with the Swiss franc could negatively impact our net income.

In the event of an earthquake, fire, other pandemics, natural or other disasters, including with respect to climate change, our operations may be interrupted, and our business would be harmed.

Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes, such as Japan. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons, tsunamis, or other catastrophic events. In the event of a disaster, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Additionally, our business or our suppliers may, in the future, be adversely impacted by worldwide responses to any global health or other crises. Such impacts could include public health measures, travel restrictions, business shutdowns, border closures, delivery and freight delays, and other disruptions. Any interruption in our ability, or that of our suppliers, to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results.

We are exposed to risks associated with acquisitions and strategic investments.

We have made, and in the future intend to make, acquisitions of, and investments in, companies, technologies, or products in existing, related, or new markets. Acquisitions involve numerous risks, including but not limited to:
•the inability to realize anticipated benefits, which may occur due to any of the reasons described below, or for other unanticipated reasons;
•the risk of litigation or disputes with customers, suppliers, partners, or stockholders of an acquisition target arising from a proposed or completed transaction;
•impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements, or worse-than-expected performance, which would adversely affect our financial results; and
•unknown, underestimated, or undisclosed commitments, liabilities, or issues not discovered in our due diligence of such transactions.

We may also make strategic investments with other companies, which may decline in value or not meet our desired objectives. The success of these strategic investments depends on various factors over which we may have limited or no control and requires ongoing and effective cooperation with our strategic partners. Moreover, these relationships are often illiquid, such that it may be difficult or impossible for us to exit such relationships without loss of all or a significant portion of the amounts we invested.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Amendment and Restatement of 2016 Incentive Award Plan

We amended and restated the Power Integrations, Inc. 2016 Incentive Award Plan (the “A&R 2016 Incentive Award Plan”), effective as of June 3, 2026, upon the approval by our stockholders at our 2026 Annual Meeting of Stockholders.

The A&R 2016 Incentive Award Plan was amended and restated to increase the number of shares of our common stock available for issuance thereunder by 2,000,000, for a total of 9,000,000 shares.

The material terms of the A&R 2016 Incentive Award Plan are described in “Proposal 4 - Approval of Amended and Restated 2016 Incentive Award Plan” in our definitive proxy statement on Schedule 14A filed with the United States Securities and Exchange Commission on April 21, 2026, which description is incorporated herein by reference.

The foregoing description of the A&R 2016 Incentive Award Plan is qualified in its entirety by reference to the text of the A&R 2016 Incentive Award Plan, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Other Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-23441	3.1	8/06/2025
3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	1/30/2026
10.1†	Power Integrations, Inc. Amended and restated 2016 Incentive Award Plan					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
All references in the table hereto previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.
____________________________________________________

**	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	August 6, 2026	By:	/s/ NANCY ERBA
Nancy Erba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)