Form 10-Q
period 2026-09-30
POWER INTEGRATIONS INC
filed 2026-11-05
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 2, 2026
Common Stock, $0.001 par value	55,882,039

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements identifiable by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: changes in global trade policy, including tariffs, could reduce demand for end products that incorporate our products, which could have a material adverse effect on our revenue and operating results; if demand for our products declines in our major end markets, our net revenue will decline; we do not have long-term contracts with any of our customers and if they fail to place orders for our products, or if they cancel or reschedule orders, our operating results and our business may suffer; our products are largely sold through distributors, which limits our direct interaction with our end customers, thereby reducing our ability to forecast sales and increasing the complexity of our business; if our products do not penetrate additional markets, our business will not grow as we expect; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; we depend on third-party suppliers to manufacture finished wafers for our products, and if they fail to provide us with sufficient quantities of finished wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in this Quarterly Report on Form 10-Q and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$96,835	$58,755
Short-term investments	191,278	190,755
Accounts receivable, net	27,921	18,254
Inventories	150,293	166,887
Prepaid expenses and other current assets	21,032	23,678
Total current assets	487,359	458,329
Property and equipment, net	139,973	146,536
Intangible assets, net	6,726	7,244
Goodwill	95,271	95,271
Other non-current assets	60,100	64,827
TOTAL ASSETS	$789,429	$772,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,309	$33,963
Accrued payroll and related expenses	13,686	13,840
Other accrued liabilities	20,857	22,558
Total current liabilities	61,852	70,361
Other liabilities	30,293	29,001
TOTAL LIABILITIES	92,145	99,362
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 140,000 shares authorized; 55,880 and 55,339 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	31,987	—
Accumulated other comprehensive loss	(4,255)	(1,105)
Retained earnings	669,532	673,930
TOTAL STOCKHOLDERS' EQUITY	697,284	672,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$789,429	$772,207
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net revenue	$125,476	$118,919	$352,723	$340,300
Cost of revenue	55,759	54,068	161,431	153,260
Gross profit	69,717	64,851	191,292	187,040

Operating expenses:
Research and development	25,089	26,696	78,507	76,782
Selling, general and administrative	27,515	27,829	80,011	85,408
Other operating expenses (income)	(2,012)	14,279	(2,909)	23,430
Restructuring and related charges	—	—	6,204	—
Total operating expenses	50,592	68,804	161,813	185,620
Income (loss) from operations	19,125	(3,953)	29,479	1,420
Other income	2,077	2,555	6,876	8,412
Income (loss) before income taxes	21,202	(1,398)	36,355	9,832
Provision for (benefit from) income taxes	2,885	(42)	4,905	1,029
NET INCOME (LOSS)	$18,317	$(1,356)	$31,450	$8,803

Earnings (loss) per share:
Basic	$0.33	$(0.02)	$0.56	$0.16
Diluted	$0.32	$(0.02)	$0.56	$0.16

Shares used in per share calculation:
Basic	55,850	55,796	55,702	56,310
Diluted	56,608	55,796	56,448	56,586
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$18,317	$(1,356)	$31,450	$8,803
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and nine months ended September 30, 2026 and 2025	256	(219)	(64)	828
Unrealized gain (loss) on investments, net of $62 and $188 taxes in the three and nine months ended September 30, 2026, respectively, and ($55) and ($221) taxes in the three and nine months ended September 30, 2025, respectively	(1,566)	246	(3,092)	935
Amortization of defined benefit pension items, net of $0 and ($1) taxes in the three and nine months ended September 30, 2026, respectively, and $0 and ($4) tax in the three and nine months ended September 30, 2025	3	(2)	6	(2)
Total other comprehensive income (loss), net of tax	(1,307)	25	(3,150)	1,761
TOTAL COMPREHENSIVE INCOME (LOSS)	$17,010	$(1,331)	$28,300	$10,564
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE AT JUNE 30, 2026	55,783	$20	$20,230	$(2,948)	$663,226	$680,528
Issuance of common stock under employee stock option and stock award plans	36	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	61	—	2,394	—	—	2,394
Stock-based compensation expense related to employee stock awards	—	—	8,905	—	—	8,905
Stock-based compensation expense related to employee stock purchases	—	—	458	—	—	458
Payment of dividends to stockholders	—	—	—	—	(12,011)	(12,011)
Unrealized actuarial gain on pension benefits	—	—	—	3	—	3
Unrealized loss on investments	—	—	—	(1,566)	—	(1,566)
Foreign currency translation adjustment	—	—	—	256	—	256
Net income	—	—	—	—	18,317	18,317
BALANCE AT SEPTEMBER 30, 2026	55,880	$20	$31,987	$(4,255)	$669,532	$697,284

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE AT JUNE 30, 2025	56,158	$21	$—	$(1,287)	$705,054	$703,788
Issuance of common stock under employee stock option and stock award plans	73	—	2,539	—	—	2,539
Repurchase of common stock	(919)	(1)	(23,744)	—	(18,695)	(42,440)
Stock-based compensation expense related to employee stock awards	—	—	20,828	—	—	20,828
Stock-based compensation expense related to employee stock purchases	—	—	377	—	—	377
Payment of dividends to stockholders	—	—	—	—	(11,785)	(11,785)
Unrealized actuarial loss on pension benefits	—	—	—	(2)	—	(2)
Unrealized gain on investments	—	—	—	246	—	246
Foreign currency translation adjustment	—	—	—	(219)	—	(219)
Net loss	—	—	—	—	(1,356)	(1,356)
BALANCE AT SEPTEMBER 30, 2025	55,312	$20	$—	$(1,262)	$673,218	$671,976
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE AT DECEMBER 31, 2025	55,339	$20	$—	$(1,105)	$673,930	$672,845
Issuance of common stock under employee stock option and stock award plans	411	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	130	—	5,084	—	—	5,084
Stock-based compensation expense related to employee stock awards	—	—	25,585	—	—	25,585
Stock-based compensation expense related to employee stock purchases	—	—	1,318	—	—	1,318
Payment of dividends to stockholders	—	—	—	—	(35,848)	(35,848)
Unrealized actuarial gain on pension benefits	—	—	—	6	—	6
Unrealized loss on investments	—	—	—	(3,092)	—	(3,092)
Foreign currency translation adjustment	—	—	—	(64)	—	(64)
Net income	—	—	—	—	31,450	31,450
BALANCE AT SEPTEMBER 30, 2026	55,880	$20	$31,987	$(4,255)	$669,532	$697,284

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE AT DECEMBER 31, 2024	56,837	$22	$18,734	$(3,023)	$734,039	$749,772
Issuance of common stock under employee stock purchase plan	503	—	5,326	—	—	5,326
Repurchase of common stock	(2,028)	(2)	(64,025)	—	(34,071)	(98,098)
Stock-based compensation expense related to employee stock awards	—	—	38,779	—	—	38,779
Stock-based compensation expense related to employee stock purchases	—	—	1,186	—	—	1,186
Payment of dividends to stockholders	—	—	—	—	(35,553)	(35,553)
Unrealized actuarial loss on pension benefits	—	—	—	(2)	—	(2)
Unrealized gain on investments	—	—	—	935	—	935
Foreign currency translation adjustment	—	—	—	828	—	828
Net income	—	—	—	—	8,803	8,803
BALANCE AT SEPTEMBER 30, 2025	55,312	$20	$—	$(1,262)	$673,218	$671,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,450	$8,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,794	20,788
Amortization of intangible assets	518	623
Loss (gain) on disposal of property and equipment	582	(108)
Stock-based compensation expense	26,928	39,965
Accretion of discount on investments	(423)	(919)
Deferred income taxes	2,281	(861)
Decrease in accounts receivable allowance for credit losses	—	(381)
Change in operating assets and liabilities:
Accounts receivable	(10,911)	(3,962)
Inventories	16,594	994
Prepaid expenses and other assets	8,197	5,201
Accounts payable	(4,755)	6,015
Other accrued liabilities	(4,661)	9,154
NET CASH PROVIDED BY OPERATING ACTIVITIES	84,594	85,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,370)	(17,346)
Proceeds from sale of property and equipment	—	150
Purchases of investments	(38,659)	(58,775)
Proceeds from sales and maturities of investments	35,279	116,658
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,750)	40,687

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,084	5,326
Repurchase of common stock	—	(98,098)
Payments of dividends to stockholders	(35,848)	(35,553)
Proceeds from borrowings on line of credit	—	13,000
Repayments on line of credit	—	(13,000)
NET CASH USED IN FINANCING ACTIVITIES	(30,764)	(128,325)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,080	(2,326)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,755	50,972
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,835	$48,646
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS AND OTHER INFORMATION:
Accounts Receivable, net

(In thousands)	September 30, 2026	December 31, 2025
Accounts receivable trade	$67,495	$54,177
Allowance for ship and debit	(37,338)	(33,601)
Allowance for stock rotation and rebate	(2,142)	(2,228)
Allowance for credit losses	(94)	(94)
Total	$27,921	$18,254
Inventories

(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$88,772	$101,366
Work-in-process	35,137	27,905
Finished goods	26,384	37,616
Total	$150,293	$166,887
Other non-current assets

(In thousands)	September 30, 2026	December 31, 2025
Deferred tax assets	$33,502	$35,594
Right of use lease assets	19,769	19,325
Prepaid expenses	4,739	6,863
Other non-current assets	2,090	3,045
Total	$60,100	$64,827

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Unrealized Gains and Losses on Investments		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended September 30,		Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2026	2025	2026		2025		2026	2025	2026	2025
Beginning balance	$225	$1,382	$(29)		$99		$(3,144)	$(2,768)	$(2,948)	$(1,287)
Other comprehensive income (loss) before reclassifications	(1,566)	246	—		—		256	(219)	(1,310)	27
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3	(1)	(2)	(1)	—	—	3	(2)
Net-current period other comprehensive income (loss)	(1,566)	246	3		(2)		256	(219)	(1,307)	25
Ending balance	$(1,341)	$1,628	$(26)		$97		$(2,888)	$(2,987)	$(4,255)	$(1,262)
_____________________________________
(1)This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2026 and 2025.

	Unrealized Gains and Losses on Investments		Defined Benefit Pension Items				Foreign Currency Items		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026		2025		2026	2025	2026	2025
Beginning balance	$1,751	$693	$(32)		$99		$(2,824)	$(3,815)	$(1,105)	$(3,023)
Other comprehensive income (loss) before reclassifications	(3,092)	935	—		—		(64)	828	(3,156)	1,763
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	6	(1)	(2)	(1)	—	—	6	(2)
Net-current period other comprehensive income (loss)	(3,092)	935	6		(2)		(64)	828	(3,150)	1,761
Ending balance	$(1,341)	$1,628	$(26)		$97		$(2,888)	$(2,987)	$(4,255)	$(1,262)
_____________________________________
(1)This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2026 and 2025.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. REVENUE:
Customer Concentration
The Company’s top ten customers accounted for approximately 82% and 80% of net revenue in the three and nine months ended September 30, 2026 and approximately 81% in each of the corresponding periods of 2025. A significant portion of revenue is attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (“OEMs”) and merchant power-supply contract manufacturers (“CMs”). Similarly, merchant power-supply manufacturers sell power supplies incorporating the Company’s products to a broad range of OEMs.
Sales to distributors and direct sales to OEMs and power-supply CMs contributed to the Company’s net revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Sales to distributors	$84,270	$82,254	$247,112	$238,716
Sales to OEMs and CMs	41,206	36,665	105,611	101,584
Total net revenue	$125,476	$118,919	$352,723	$340,300
During the three and nine months ended September 30, 2026, approximately 21% and 18%, respectively, of net revenue were related to an OEM fulfilling its purchases through the Company’s CM customers and approximately 18% and 17% in the corresponding periods of 2025.
The following customers represented 10% or more of the Company’s net revenue for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
Customer A	32%	34%	31%	33%
Customer B	13%	11%	12%	10%
Customer C	10%	*	10%	*
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
As of September 30, 2026 and December 31, 2025, 93% and 89% of accounts receivable were concentrated in the Company’s top ten customers.
The following customers represented 10% or more of accounts receivable at September 30, 2026 and December 31, 2025:

Customer	September 30, 2026	December 31, 2025
Customer A	34%	32%
Customer B	16%	18%
Customer C	14%	*
Customer D	*	11%
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
Net Revenue by Geography
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Net revenue by region and country with 10% or more of the Company’s revenue during any of the periods presented, based on “bill to” customer locations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Americas	$4,977	$6,160	$16,719	$17,727
EMEA	18,639	13,841	51,194	37,888
APAC:
Hong Kong/China	51,407	68,388	154,557	192,567
Singapore	16,537	4,406	38,555	10,872
Other APAC	33,916	26,124	91,698	81,246
Total net revenue	$125,476	$118,919	$352,723	$340,300
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
The fair-value hierarchy of the Company’s cash equivalents and short-term investments at September 30, 2026 and December 31, 2025 was as follows:

	Fair Value Measurement at September 30, 2026
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$9,914	$—	$9,914
Corporate securities	191,278	—	191,278
Money market funds	975	975	—
U.S. government securities	1,500	—	1,500
Total	$203,667	$975	$202,692

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement at December 31, 2025
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$5,555	$—	$5,555
Corporate securities	189,258	—	189,258
Money market funds	3,559	3,559	—
U.S. government securities	999	—	999
Total	$199,371	$3,559	$195,812
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2026 and the twelve months ended December 31, 2025.
6. INVESTMENTS:
Amortized cost and estimated fair market value of investments classified as available-for-sale (excluding cash equivalents) at September 30, 2026, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Corporate securities	$12,920	$9	$—	$12,929
Total	12,920	9	—	12,929
Investments due in 4-12 months:
Corporate securities	81,094	99	(30)	81,163
Total	81,094	99	(30)	81,163
Investments due in 12 months or greater:
Corporate securities	98,605	—	(1,419)	97,186
Total	98,605	—	(1,419)	97,186
Total investments	$192,619	$108	$(1,449)	$191,278
Accrued interest receivable was $1.8 million at September 30, 2026, and was recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued interest receivable was $2.3 million at December 31, 2025, and was recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.
The following table summarizes investments classified as available-for-sale (excluding cash equivalents) in a continuous unrealized loss position for which an allowance for credit losses was not recorded at September 30, 2026:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
Corporate securities	$110,484	$(1,449)	$—	$—	$110,484	$(1,449)
Total investments	$110,484	$(1,449)	$—	$—	$110,484	$(1,449)
In the three and nine months ended September 30, 2026 and 2025, no unrealized losses on investments were recognized in the condensed consolidated statements of income. The Company does not intend to sell, and it is unlikely that it will be required to sell the securities held prior to their anticipated recovery. The issuers are high-quality (investment grade) and the decline in fair value is largely due to changes in interest rates. Additionally, the issuers continue to make timely interest payments on the investments with the fair value expected to recover as they reach maturity.
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
On February 24, 2026, the Company entered into a new unsecured loan agreement with PNC Bank, National Association (the "PNC Loan Agreement"), in part, to replace the Prior Credit Agreement. The PNC Loan Agreement became effective and available for use on April 10, 2026 when the Company terminated the Prior Credit Agreement. The PNC Loan Agreement provides the Company with a $100.0 million revolving line of credit with a $25.0 million sub-limit for the issuance of standby and trade letters of credit. The interest rate on outstanding borrowings under the PNC Loan Agreement is based on SOFR plus 1.60%. The PNC Loan Agreement term is through February 24, 2031. All advances under the PNC Loan Agreement, together with all accrued and unpaid interest, fees, and other obligations, will become due and payable on such date, or earlier upon the occurrence of an Event of Default, as defined in the PNC Loan Agreement.
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
The Company was compliant with all covenants and had no advances outstanding under the PNC Loan Agreement as of September 30, 2026.

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
In October 2026, the Company’s board of directors raised the quarterly cash dividend with the declaration of four cash dividends of $0.22 per share to be paid at the end of each quarter in 2027.
For the three and nine months ended September 30, 2026 and 2025, cash dividends declared and paid were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Dividends declared and paid	$12,011	$11,785	$35,848	$35,553
Dividends declared per common share	$0.215	$0.21	$0.645	$0.63
Common Stock Repurchases
From time to time, the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock. As of September 30, 2026, the Company did not have authorization to repurchase any shares of its common stock.
Employee Stock Incentive Plans
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718 for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$(555)	$517	$621	$1,766
Research and development	3,014	2,850	7,954	8,290
Selling, general and administrative	7,164	4,284	17,683	16,355
Other operating expenses (see note below)	(260)	13,554	(1,157)	13,554
Restructuring and related charges	—	—	1,827	—
Total stock-based compensation expense	$9,363	$21,205	$26,928	$39,965
Other Operating Expenses
In connection with his retirement in July 2025, the Company’s former chief executive officer, Balu Balakrishnan, entered into a transition agreement and a consulting agreement with the Company. Pursuant to these agreements, Mr. Balakrishnan’s outstanding equity awards continue to vest subject to his continuous service and the applicable award agreements. The majority of these awards are subject to performance criteria established at the time of grant and will only be earned to the extent that the Company’s performance satisfies such criteria at the conclusion of the applicable performance periods. As the services to be performed by Mr. Balakrishnan under the transition agreement and the consulting agreement do not qualify as “substantive services” under ASC 718, Compensation–Stock Compensation, the continued vesting of the outstanding equity awards represents a modification of the original awards. Consequently, in the year ended December 31, 2025, the Company recognized stock-based compensation in the amount of $8.4 million in other operating expenses. In the three months ended September 30, 2026, the Company recorded a $0.3 million credit in other operating expenses on its condensed consolidated statements of income (loss), adjusting a portion of the previously recognized stock-based compensation expenses. The corresponding amount for the nine-month period was a $1.2 million credit. The adjustment reflects our revised estimate of the portion of the awards that will ultimately vest based on the Company's forecasted performance. Subsequent changes in our estimates could result in further adjustments in future periods until the vesting of these equity awards.

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
A summary of the earnings (loss) per share calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Basic earnings (loss) per share:
Net income (loss)	$18,317	$(1,356)	$31,450	$8,803
Weighted-average common shares	55,850	55,796	55,702	56,310
Basic earnings (loss) per share	$0.33	$(0.02)	$0.56	$0.16
Diluted earnings (loss) per share: (1)
Net income (loss)	$18,317	$(1,356)	$31,450	$8,803
Weighted-average common shares	55,850	55,796	55,702	56,310
Effect of dilutive awards:
Employee stock plans	758	—	746	276
Diluted weighted-average common shares	56,608	55,796	56,448	56,586
Diluted earnings (loss) per share	$0.32	$(0.02)	$0.56	$0.16
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
The Company’s effective tax rate for the three and nine months ended September 30, 2026, were 13.6% and 13.5%, respectively, and (3.0%) and 10.5% in the corresponding period of 2025. The effective tax rate in these periods was lower than the statutory federal income tax rate of 21% due to the geographic distribution of the Company’s worldwide earnings in lower tax jurisdictions and federal tax credits. For the three months ended September 30, 2026, our effective tax rate was favorably impacted by discrete tax benefits related to stock-based compensation. In the nine months ended September 30, 2026, our effective tax rate was adversely affected by a tax accounting deficiency related to share-based compensation. In the three and nine months ended September 30, 2025, the Company’s effective tax rate was adversely impacted by the recognition of a tax deficiency related to share-based compensation. The Company has not been granted any incentivized tax rates and does not operate under any tax holidays in any jurisdiction.
As of September 30, 2026, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA included provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and an increase in the statutory tax rate on foreign earnings from 10.5% to 12.6% effective in the fiscal year 2026. The Company elected to account for Net Controlled Foreign Corporation Tested Income (“NCTI”), formerly known as Global Intangible Low-Taxed Income, under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as NCTI is incurred in future periods. As a result, the Company remeasured its estimated deferred tax balances related to NCTI for the changes in the tax rate and recorded an expense of $0.5 million during the third quarter of 2025.
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
In 2021, the Company was named in a wrongful termination lawsuit by a former employee. The matter went to trial in 2025 and resulted in a jury verdict adverse to the Company of approximately $11.3 million; the Company reserved this amount in other operating expenses in the accompanying condensed consolidated statements of income as of December 31, 2025. During the third quarter ended September 30, 2026, the Company agreed to resolve the matter in full with the plaintiff, which resulted in the release of liability of $1.8 million to other operating expenses in the accompanying condensed consolidated statements of income.
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
While the Company has on occasion been made aware of claims against its distributors or customers that may trigger an indemnification claim, to date, the Company has not had to reimburse any of its distributors or customers for any material losses related to these indemnification obligations and no material claims were outstanding as of September 30, 2026.

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
The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net revenue	$125,476	$118,919	$352,723	$340,300
Less:
Stock-based compensation (1)	9,363	21,205	26,928	39,965
Amortization of acquisition-related intangible assets (2)	147	147	440	440
Cost of revenue (excluding 1 & 2)	56,167	53,404	160,370	151,054
Research and development (excluding 1)	22,075	23,846	70,553	68,492
Selling, general and administrative (excluding 1)	20,351	23,545	62,328	69,053
Other operating expenses (excluding 1)	(1,752)	725	(1,752)	9,876
Restructuring and related charges in operating expenses (excluding 1)	—	—	4,377	—
Income (loss) from operations	19,125	(3,953)	29,479	1,420

Other income	2,077	2,555	6,876	8,412
Provision for (benefit from) income taxes	2,885	(42)	4,905	1,029
Net income (loss)	$18,317	$(1,356)	$31,450	$8,803
The table below presents other segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Depreciation	$6,175	$6,542	$18,794	$20,788
Amortization of intangible assets	$167	$208	$518	$623
Interest income	$2,568	$2,730	$7,620	$9,125

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	2026 Plan
(in thousands)	Employee severance	Other	Total
Restructuring liability as of January 1, 2026	$—	$—	$—
Charges	4,591	151	4,742
Cash payments	(4,422)	(151)	(4,573)
Non-cash and other	—	—	—
Restructuring liability as of September 30, 2026	$169	$—	$169
Cash severance charges of $0.4 million related to the departure of an executive officer are included in the table above. In addition, stock-based compensation expense of $1.8 million was recognized in the three months ended March 31, 2026 due to the acceleration of equity awards in accordance with the terms of the executive’s severance agreement.
The following table provides a summary of restructuring-related charges as presented in the unaudited condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Restructuring and related charges in cost of revenue	$—	$—	$365	$—
Restructuring and related charges in operating expenses	—	—	6,204	—
	$—	$—	$6,569	$—
In conjunction with the restructuring actions taken in the first quarter of 2026, certain engineers were moved from sales and marketing projects to product development priorities. Accordingly, $3.0 million of related department costs were classified as research and development expense in the condensed consolidated statement of income for the first quarter ended March 31, 2026 and have been accounted for as such in subsequent quarters.

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
•fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the euro, and the Swiss franc;
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
Our revenue was $125.5 million and $118.9 million in the three months ended September 30, 2026 and 2025, respectively, and $352.7 million and $340.3 million in the nine months ended September 30, 2026 and 2025, respectively. The increase in revenue for the three-month period reflected higher sales in the industrial and communications end markets. The increase in revenue for the nine-month period primarily reflected higher sales in the industrial end market.
Our top ten customers, including distributors that resell to OEMs and merchant power-supply contract manufacturers, accounted for approximately 82% and 80% of our revenue for the three and nine months ended September 30, 2026 and approximately 81% in each of the corresponding periods of 2025. International sales accounted for approximately 98% of our revenue in each of the three and nine months ended September 30, 2026, and 98% and 99%, respectively, in the corresponding periods of 2025.
Our gross margin was 56% and 55% for the three months ended September 30, 2026 and 2025, respectively, and 54% and 55% for the nine months ended September 30, 2026 and 2025, respectively. The increase in gross margin for the three-month period was primarily due to favorable end-market mix, manufacturing efficiencies and certain sales price increases, partially offset by higher input costs and less favorable impact of the dollar/yen exchange rate on our wafer costs. The decrease in gross margin for the nine-month period was primarily due to higher input costs and less favorable impact of the dollar/yen exchange rate on our wafer costs, partially offset by manufacturing efficiencies and certain sales price increases.
Total operating expenses were $50.6 million and $68.8 million for the three months ended September 30, 2026 and 2025, respectively, and $161.8 million and $185.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in operating expenses for the three- and nine-month periods was primarily due to a non-recurring expense related to an employee litigation matter that occurred in the prior-year period as described in Note 11 Commitments and Contingencies of this report. Decreases also include credits to stock-based compensation expense which relate to the quarterly remeasurement of unvested equity awards associated with our retired former chief executive officer as described in Note 8 Stockholders' Equity of this report. These decreases for the nine-month period were partially offset by restructuring and related charges for severance and benefit costs associated with the workforce reduction described in Note 13 Restructuring of this report.
Our management team continuously evaluates operations to better align our organization with market opportunities, increase operational efficiency, decrease costs and increase profitability. In connection with this ongoing evaluation, a restructuring plan was undertaken in the first quarter of 2026, reducing the Company’s workforce by approximately 7% to better align our expenses with revenue and create flexibility to invest in the products, people, and markets that are expected to drive long-term growth and profitability. As a result, we recognized restructuring charges of $6.6 million during the first quarter of 2026, primarily composed of severance costs. The restructuring plan was substantially completed in the first quarter of 2026.
Capital Return Program. We remain committed to delivering stockholder value through our stock repurchase and dividend programs. Under future programs to be authorized by our Board of Directors, we may repurchase shares of our common stock in the open market or through privately negotiated transactions. The extent to which we repurchase our stock and the timing of such repurchases will depend upon market conditions, the rules and regulations governing repurchases, and other corporate considerations, as determined by our management team and with the approval of our Board of Directors. We did not repurchase shares during the three- or nine-month period ended September 30, 2026.

During these periods we returned $12.0 million and $35.8 million, respectively, to stockholders through the payment of cash dividends.
In October 2026, the Company’s board of directors raised the quarterly cash dividend with the declaration of four cash dividends of $0.22 per share to be paid at the end of each quarter in 2027.
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
Results of Operations
The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.4	45.5	45.8	45.0
Gross profit	55.6	54.5	54.2	55.0

Operating expenses:
Research and development	20.0	22.4	22.3	22.6
Selling, general and administrative	21.9	23.4	22.7	25.1
Other operating expenses (income)	(1.6)	12.0	(0.8)	6.9
Restructuring and related charges	—	—	1.8	—
Total operating expenses	40.3	57.8	46.0	54.6
Income (loss) from operations	15.3	(3.3)	8.2	0.4
Other income	1.7	2.1	1.9	2.5
Income (loss) before income taxes	17.0	(1.2)	10.1	2.9
Provision for (benefit from) income taxes	2.3	—	1.4	0.3
Net income (loss)	14.7%	(1.2)%	8.7%	2.6%

Comparison of the three and nine months ended September 30, 2026 and 2025
Net revenue. Net revenue consists of revenue from product sales, net of returns and allowances. Net revenue for the three and nine months ended September 30, 2026 was $125.5 million and $352.7 million, respectively, and $118.9 million and $340.3 million, respectively, in the corresponding periods of 2025. The increase in revenue for the three-month period reflected higher sales in the industrial and communications end markets. The increase in revenue for the nine-month period primarily reflected higher sales in the industrial end market.

Our revenue mix by end market for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
End Market	2026	2025	2026	2025
Communications	12%	11%	11%	11%
Computer	13%	13%	12%	13%
Consumer	32%	34%	35%	37%
Industrial	43%	42%	42%	39%
International sales, consisting of sales outside of the United States based on the “bill to” customer locations, were $122.9 million and $346.3 million in the three and nine months ended September 30, 2026, respectively, and $117.1 million and $335.3 million, respectively, in the corresponding periods of 2025. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented approximately 81% of our net revenue in each of the three and nine months ended September 30, 2026 and approximately 83% and 84%, respectively, in the corresponding periods of 2025. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenue in the future.
Sales to distributors accounted for approximately 67% and 70% of our net revenue in the three and nine months ended September 30, 2026, respectively, and approximately 69% and 70%, respectively, in the corresponding periods of 2025. Direct sales to OEMs and merchant power-supply manufacturers accounted for the remainder.
Gross profit. Gross profit is net revenue less cost of revenue. Our cost of revenue consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain, and the amortization of acquired intangible assets. The following table compares gross profit and gross margin for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Net revenue	$125.5	$118.9	$352.7	$340.3
Gross profit	$69.7	$64.9	$191.3	$187.0
Gross margin	55.6%	54.5%	54.2%	55.0%
The increase in gross margin for the three-month period was primarily due to favorable end-market mix, manufacturing efficiencies and certain sales price increases, partially offset by higher input costs and less favorable impact of the dollar/yen exchange rate on our wafer costs. The decrease in gross margin for the nine-month period was primarily due to higher input costs and less favorable impact of the dollar/yen exchange rate on our wafer costs, partially offset by manufacturing efficiencies and certain sales price increases.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee compensation including salaries and stock-based compensation, as well as expensed material and facility costs associated with the development of new processes and products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Research and development expenses	$25.1	$26.7	$78.5	$76.8
R&D expenses decreased for the three months ended September 30, 2026 compared to the corresponding period of 2025, primarily due to lower outside engineering services and lower personnel costs resulting from the workforce reduction, partially offset by the effects of the reassignment of certain application engineers to product-development activities, as described in Note 13, Restructuring of this report. R&D expenses increased for the nine months ended September 30, 2026 compared to the corresponding period in 2025, primarily due to the reassignment of application-

engineering costs to R&D, partially offset by lower personnel costs resulting from the workforce reduction and lower outside engineering services.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation including salaries, commissions and stock‑based compensation for personnel across our sales representatives, administration, finance, human resources, and general management functions. SG&A expenses also include facilities‑related costs associated with our regional sales and support offices, as well as consulting, professional services, legal and auditing expenses. The following table compares SG&A expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Selling, general and administrative expenses	$27.5	$27.8	$80.0	$85.4
SG&A expenses decreased for the three and nine months ended September 30, 2026 compared to the corresponding periods of 2025 primarily due to the restructuring actions taken in the three months ended March 31, 2026 as described in Note 13 Restructuring of this report as well as a reduction in expenses for professional legal services. These decreases were partially offset by higher stock-based compensation expense.
Other operating expenses (income). Other operating income was $2.0 million and $2.9 million in the three and nine months ended September 30, 2026, respectively. For the three-month period ended September 30, 2026, we recognized a $1.8 million release of liability related to settlement of a litigation matter as described in Note 11 Commitments and Contingencies of this report. In addition, for the three and nine-month periods, we recognized $0.3 million and $1.2 million credits, respectively, to stock-based compensation expense which reflects our revised estimate of the portion of unvested equity awards associated with our retired former chief executive officer that may ultimately vest subject to continuous service and based on the Company's forecasted performance. Refer to Note 8 Stockholders' Equity of this report for details.
Restructuring and related charges. Restructuring and related charges were $6.6 million in the nine months ended September 30, 2026. The charges were primarily related to severance and benefit costs associated with the workforce reduction described in Note 13 Restructuring of this report.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other short-term investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Other income	$2.1	$2.6	$6.9	$8.4
Other income decreased for the three months ended September 30, 2026 as compared to the corresponding period of 2025 primarily due to foreign currency translation impact and lower interest income. Other income decreased for the nine months ended September 30, 2026 as compared to the corresponding period in 2025, primarily due to lower interest income.
Provision for (benefit from) income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares income tax expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Provision for (benefit from) income taxes	$2.9	$—	$4.9	$1.0
Effective tax rate	13.6%	(3.0)%	13.5%	10.5%
Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period in which they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Our effective tax rates for the three and nine months ended September 30, 2026 were 13.6% and 13.5%, respectively, and (3.0%) and 10.5%, in the corresponding periods of 2025. The effective tax rate in these periods was lower than the statutory federal income tax rate of 21% due to the geographic distribution of our worldwide earnings in lower tax jurisdictions and the impact of federal research tax credits. For the three months ended September 30, 2026, our effective tax rate was favorably impacted by discrete tax benefits related to stock-based compensation. In the nine months ended September 30, 2026, our effective tax rate was adversely affected by a tax accounting deficiency related to share-based compensation. In the three and nine months ended September 30, 2025, the Company’s effective tax rate was adversely impacted by the recognition of a tax deficiency related to share-based compensation. We have not been granted any incentivized tax rates and do not operate under any tax holidays in any jurisdiction.
Liquidity and Capital Resources
As of September 30, 2026, we had $288.1 million in cash, cash equivalents and short-term investments, an increase of $38.6 million from $249.5 million as of December 31, 2025. As of September 30, 2026, we had working capital, defined as current assets less current liabilities, of $425.5 million, an increase of approximately $37.5 million from $388.0 million as of December 31, 2025.
In 2016, we entered into the Prior Credit Agreement with Wells Fargo Bank, National Association, which provided us with a $75.0 million revolving line of credit to use for general corporate purposes and a $20.0 million sub-limit for the issuance of standby and trade letters of credit with an interest rate based on SOFR. The Prior Credit Agreement had a term ending on June 7, 2026; we terminated the Prior Credit Agreement on April 10, 2026. We were compliant with all covenants and had no advances outstanding under the Prior Credit Agreement as of termination date.
On February 24, 2026, we entered into the PNC Loan Agreement to replace the Prior Credit Agreement, which became effective and available for use on April 10, 2026 when we terminated the Prior Credit Agreement. The PNC Loan Agreement provides us with a $100.0 million revolving line of credit with a $25.0 million sub-limit for the issuance of standby and trade letters of credit. The interest rate on outstanding borrowings under the PNC Loan Agreement is based on SOFR plus 1.60%. The Company’s obligations under the PNC Loan Agreement are unsecured. The PNC Loan Agreement term is through February 24, 2031; all advances under the revolving line of credit, together with all accrued and unpaid interest, fees, and other obligations that may be owing thereon, will become due on such date, or earlier upon the occurrence of an Event of Default.
As defined in the PNC Loan Agreement we are required to maintain a "Minimum Liquidity" of at least $50.0 million as of the last day of each fiscal quarter and a ratio of "Funded Indebtedness" to "Adjusted EBITDA" of less than 2.00 to 1.00 as of the last day of each fiscal quarter and determined on a rolling four-quarter basis.
The PNC Loan Agreement contains representations, warranties, affirmative covenants and conditions precedent to borrowings that are usual and customary for credit agreements of this type. The PNC Loan Agreement contains certain limited covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or liens, guarantee or become liable for obligations of other persons or entities, liquidate, dissolve, merge or consolidate with any other entity or convey, transfer or lease our properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions.
We were compliant with all covenants and had no advances outstanding under the PNC Loan Agreement as of September 30, 2026.
Cash from operating activities
Our operating activities generated $84.6 million of cash in the nine months ended September 30, 2026. Net income for this period was $31.5 million; we also incurred non-cash stock-based compensation expense, depreciation and deferred tax assets of $26.9 million, $18.8 million and $2.3 million, respectively. Sources of cash included a $16.6 million decrease in inventories and an $8.2 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $10.9 million increase in accounts receivable due to timing of receipts and a $4.8 million decrease in accounts payable (excluding payables related to property and equipment) due to timing of payments.
Our operating activities generated $85.3 million of cash in the nine months ended September 30, 2025. Net income for this period was $8.8 million; we also incurred non-cash stock-based compensation expense, depreciation, accretion of discount on marketable securities and an increase in deferred tax assets of $40.0 million, $20.8 million, $0.9 million and $0.9 million, respectively. Sources of cash included a $9.2 million increase in other accrued liabilities, a $6.0 million increase in accounts payable, a $5.2 million decrease in prepaid expenses and other assets and a $1.0 million decrease in inventories. These sources of cash were partially offset by a $4.0 million increase in accounts receivable.

Cash from investing activities
Our investing activities in the nine months ended September 30, 2026, resulted in a $15.8 million net use of cash, primarily consisting of $12.4 million for purchases of property and equipment and $3.4 million for purchases of investments, net of sales and maturities.
Our investing activities in the nine months ended September 30, 2025, generated $40.7 million of cash, primarily consisting of $57.9 million from sales and maturities of investments, net of purchases, partially offset by $17.3 million for purchases of property and equipment, primarily production-related machinery and equipment.
Cash from financing activities
Our financing activities in the nine months ended September 30, 2026 resulted in a $30.8 million net use of cash, consisting of $35.8 million for the payment of dividends to stockholders, partially offset by proceeds of $5.1 million from the issuance of shares through our employee stock purchase plan.
Our financing activities in the nine months ended September 30, 2025 resulted in a $128.3 million net use of cash, consisting of $98.1 million for the repurchase of our common stock and $35.6 million for the payment of dividends to stockholders, partially offset by proceeds of $5.3 million from the issuance of shares through our employee stock purchase plan.
Other Information
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. Current U.S. tax laws generally allow companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes. Accordingly, as of September 30, 2026, our worldwide cash and short-term investments are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring significant U.S. federal income taxes.
If our operating results deteriorate in future periods, either as a result of a decrease in customer demand or pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our current financing or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months. Our cash requirements beyond the next 12 months are subject to a number of uncertainties, including general economic conditions and our ability to generate cash flow from operations; we expect those cash requirements to include funding our operations and capital expenditures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our interest rate risk and foreign currency exchange risk during the first nine months of 2026. For a discussion of our exposure to interest rate risk and foreign currency exchange risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
We believe that our future success depends in part upon our ability to penetrate additional markets for our products. We cannot provide assurances that we will be able to overcome the marketing or technological challenges necessary to penetrate additional markets. To the extent that a competitor penetrates additional markets before we do or takes market share from us in our existing markets, our revenue and financial condition could be materially adversely affected.
We do not have long-term contracts with any of our customers and if they fail to place, cancel, or reschedule orders for our products, our operating results and our business may suffer.
Our business is characterized by short-term customer orders and shipment schedules. The ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can generally be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, usually due to decreased demand from our customers’ end customers. Significant cancellations could occur again at any time. A relatively small number of distributors, OEMs, and other customers account for a significant portion of our revenue. As a result, any challenges that we face with a key distributor, including the loss of a key distributor, could harm our business. Similarly, although we sell through various distributors, certain end customers account for a significant portion of our revenue.
If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products.
Our success depends in significant part upon our ability to develop new products for high-voltage power conversion for both existing and new markets, to introduce these products in a timely manner, and to have these products selected for design into our customers’ end products. New product introduction schedules are subject to risks and uncertainties that typically accompany development and delivery of complex technologies to the marketplace, including product development delays and defects. We have experienced delays in the past in completing new product development. If we fail to develop and sell new products in a timely manner in the future, then our net revenue and ability to compete both domestically and internationally could decline.
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
Sales to distributors account for a significant portion of our revenue. Selling through distributors reduces our ability to forecast sales and creates challenges for our business by requiring us, among other things, to:
•manage a more complex supply chain;
•monitor the level of inventory of our products at each distributor, and
•monitor the financial condition and creditworthiness of our distributors, many of which are located outside of the United States and are not publicly traded.
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
In addition, to the extent we are not able to keep our products away from unintended markets, demand and pricing dynamics can become distorted in our distributor channel and in certain geographies, which could adversely affect our revenue. Customers purchasing our products through unintended market channels may use our products for purposes for which they were not intended, or may purchase counterfeit or substandard products, for instance that have been altered or damaged, which could harm our business and cause our reputation to be adversely affected.
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
The power supply industry is highly cyclical and subject to downturns, such as we have recently seen, and our revenue and gross margin can fluctuate significantly due to such downturns. These downturns can be severe and prolonged and result in price erosion and weaken demand for our products. Weakened demand for our products resulting from general economic conditions affecting the end markets we serve, or the power supply industry specifically, and reduced spending by our customers can result, and in the past has resulted, in diminished product demand, high inventory levels, erosion of average selling prices, excess and obsolete inventories, and corresponding inventory write-downs. Our expense levels are based, in part, on our expectations of future sales. Many of our expenses, particularly those relating to facilities, capital equipment, and other overhead, are relatively fixed. We might be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales could adversely affect our operating results. Furthermore, any significant upturn in the power supply industry could result in increased competition for access to raw materials and third-party service providers. For example, infrastructure investments in AI have increased substantially, driving significant demand increases in the data center computing market and straining the supply chain. If we are unable to manage our supply chain or timely or efficiently scale to meet growing demand or if we have not accurately assessed the magnitude or sustainability of such demand, our results of operations could be adversely impacted.
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
We depend on third-party suppliers to provide us with finished wafers for our products and if they fail to provide us sufficient quantities of finished wafers, our business may suffer.
Our primary supply arrangements for the production of finished wafers are with several fabs located in Japan and the U.S. Our contracts with these suppliers expire on varying dates through 2035. Although some aspects of our relationships with our fabs are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot provide assurances that we will continue to work successfully with our wafer suppliers in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of their wafer supply agreements with us. Any serious disruption in the supply of finished wafers from our wafer suppliers could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce finished wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.
Although we provide our foundries with rolling forecasts of our production requirements, their ability to provide finished wafers to us is ultimately limited by the available capacity of the wafer foundry. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries, require us to make other concessions to meet our customers’ requirements, or may limit our ability to meet demand for our products. Further, to the extent demand for our products exceeds wafer foundry capacity, this could inhibit us from expanding our business and harm relationships with our customers. Any of these concessions or limitations could harm our business.
If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our revenue may decline. We depend on independent foundries to produce finished wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us with finished wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our revenue and gross margin. In addition, our assembly process requires our manufacturers to use a high-voltage molding compound that has been available from only a few suppliers. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard semiconductor packages. Unavailability of assembly materials or issues with the assembly process can materially and adversely affect yields, timely delivery, and cost to manufacture. We may not be able to maintain acceptable yields in the future.
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

Our products must meet exacting specifications, and undetected defects, failures or other quality issues may occur which may cause customers to return defective products to us, stop purchasing our products thereafter and/or attempt to impose significant costs to us.
Our customers generally establish demanding specifications for quality, performance, and reliability, and our products must meet these specifications. Our products may contain undetected defects, failures, or other quality issues when first introduced or after commencement of commercial shipments. We have in the past experienced product quality, performance, and reliability issues. If defects and failures occur in our products or if or any such failures are alleged to result in bodily injury, death, and/or property damage, we could experience lost revenue, decreased ability to compete, increased costs (including product warranty or liability claims) and costs associated with customer support and product recalls, delays in or cancellations or rescheduling of orders or shipments, and product returns. Some OEMs expect suppliers to warrant their products for longer periods of time and are increasingly looking to their suppliers for contribution when faced with product liability claims or recalls. While we specifically exclude consequential damages in our standard terms and conditions, certain of our contracts may not exclude such liabilities. We carry various commercial liability policies, including umbrella/excess policies which may cover certain damages arising out of product defects. These policies may not cover all claims or be of a sufficient amount to fully protect against such claims, and a successful warranty or product liability claim against us in excess of our available insurance coverage, or a requirement that we participate in a product recall, could have an adverse effect on our business results. Further, in the future, it is possible that we will not be able to obtain insurance coverage in the amounts and for the risks we seek at costs and terms we desire, or at all. Additionally, if our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially and adversely affect our business, results of operations, and financial condition.

We must attract and retain qualified personnel to be successful and competition for qualified personnel is intense in our market.
Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain, and motivate qualified personnel, such as experienced analog design engineers and systems applications engineers. The competition for these employees is intense, particularly in Silicon Valley, where we are headquartered. The loss of the services of our engineers, executive officers, or other key personnel could harm our business. In addition, if qualified personnel leave our employ, and we are unable to quickly and efficiently replace these individuals with qualified personnel who can smoothly transition into their new roles, our business may suffer. We do not have employment contracts with, and we do not have key person life insurance policies on, any of our employees.
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
Resulting trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries or among countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products, delay purchases or renewals, limit our ability to obtain equipment, components or raw materials, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively affect our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty also have and may continue to contribute to volatility in the price of our common stock.
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
We have pursued in the past and may pursue in the future restructuring initiatives designed to reduce costs and create a more efficient organization to support our business, including reductions in our workforce or relocating certain operations. Any restructuring initiatives could result in the loss of experienced personnel, institutional knowledge and critical skills, and could adversely affect our ability to recruit, hire, retain, and motivate highly skilled personnel, maintain and grow our customer base and effectively operate our business. Adverse effects of our restructuring activities could lead to additional costs, harm our efficiency, or impact our ability to effectively operate our business. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments. The potential negative impact of restructuring efforts on our business may have a material impact on our business, financial condition and results of operations.
Our reduction in force announced in February 2026 may not result in anticipated cost savings and could disrupt our business.
In February 2026, we announced a reduction in force that resulted in the termination of approximately 7% of our global workforce in order to decrease our costs and create a more efficient organization to support our business. We may not realize, in full or in part, the anticipated benefits, savings, and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays, or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the reduction in force, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such future cost reduction efforts may adversely affect our ability to attract and retain employees, may adversely affect our culture and impact our ability to effectively pursue our business strategy. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations, and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expenses or harm our productivity. Our workforce reduction could also harm our ability to attract and retain key management and technical personnel who are critical to our business.

Debt obligations we incur in the future could adversely affect our financial condition.
On February 24, 2026, we entered into a new unsecured loan agreement with PNC Bank, National Association (the “PNC Loan Agreement”), which became effective on April 10, 2026, and terminated our credit agreement with Wells Fargo Bank, National Association. We had no advances outstanding under the PNC Loan Agreement as of September 30, 2026. In the future, we may incur, under the PNC Loan Agreement or otherwise, debt to finance our capital investments, general corporate purposes, and other activities. Any debt obligations could adversely impact us as follows:
•require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund our business activities;
•adversely impact our credit rating, which could increase borrowing costs and reduce our ability to raise funds on favorable terms;
•limit our future ability to raise funds for capital expenditures, strategic acquisitions or other business opportunities, R&D, and other general corporate requirements;
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
Our ability to meet the payment obligations under any debt instruments in the future will depend on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. There can be no assurance that our business will continue to generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to be unable to satisfy applicable draw-down conditions and therefore be unable to utilize our PNC Loan Agreement. If we are unable to generate sufficient cash flows to service our debt payment obligations or satisfy our debt covenants, we may need to refinance, restructure, or amend the terms of our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

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
Our U.S. patents have expiration dates ranging through 2043. We cannot provide assurances that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results. As our patents expire, we will lose intellectual property protection previously afforded by those patents. Additionally, the laws of some foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the U.S., thus limiting the protections applicable to our technology.
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
From time to time, we have been and, in the future, may be subject to a variety of disputes and litigation, with and without merit, all of which may be costly and may divert the attention of our management. The claims underlying such disputes and litigation could be various and may include, but are not limited to, product indemnification claims, employment-related claims, including claims of wrongful termination, discrimination, harassment, retaliation, and wage and hour disputes, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, and claims related to alleged violations of laws and regulations. In 2021, we were named in a wrongful termination lawsuit by a former employee. The matter went to trial in 2025 and resulted in a jury verdict adverse to the Company in the amount of $9.15 million plus significant additional costs. The results of any complex legal proceeding are difficult to predict. The resolution of any litigation, threatened litigation, or other dispute, could involve payments to the other party, which may be significant or involve an agreement that restricts the operation of our business. Regardless of the amount in damages we may pay, even if minimal, the costs of defending any such lawsuits may be significant. We may be unable to obtain insurance coverage for the claims underlying all of our litigation and dispute risks on terms acceptable to us, or at all. Allegations made in the course of legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Any litigation, threatened litigation, or other disputes could be harmful to our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, Wendy A. Arienzo, a member of our Board of Directors, adopted a trading arrangement, as that term is defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading arrangement was adopted on August 12, 2026 and provides for the potential sale of up to 16,391 shares of our common stock and is scheduled to expire on August 12, 2027, subject to earlier termination in accordance with its terms.
During the three months ended September 30, 2026, no other director or executive officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

POWER INTEGRATIONS, INC.

Dated:	November 5, 2026	By:	/s/ NANCY ERBA
Nancy Erba
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)